Form 10QSB
period 1996-03-31
FREMONT CORP
filed 1996-06-14
CIK 38981

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996
                                    --------------

[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from _________ to _________

                        Commission file number:  0-8128
                                                 ------

                              FREMONT CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                  76-0402886
- -------------------------------                   ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

                      9454 Wilshire Boulevard, 6th Floor
                        Beverly Hills, California 90212
       ----------------------------------------------------------------
                   (Address of principal executive offices)

Issuer's telephone number, including area code:  (310) 358-1006
                                                 --------------

                                Not applicable
       ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

     As of April 30, 1996, the issuer had 5,768,639 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:
                              Yes         No   X
                                  -----      -----

Total sequentially numbered pages in this document:  22.

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.   FINANCIAL STATEMENTS

                     FREMONT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    ASSETS
      (Amounts in thousands, except number of shares and per share data)


                                    December 31, 1995         March 31, 1996
                                 -----------------------   --------------------
                                    RMB           USD        RMB          USD
                                 ---------     ---------   -------      -------
ASSETS
Current assets:
  Cash and cash equivalents          6,507         781       9,833       1,180
  Accounts receivable, net
   (Note 4)                         83,502      10,024      74,686       8,966
  Inventories (Note 2)              35,469       4,258      38,566       4,630
  Due from related companies
   (Note 5)                         43,501       5,222      17,735       2,129
  Prepayments and other
   current assets                   22,316       2,679      36,429       4,373
                                   -------      ------     -------      ------
    Total current assets           191,295      22,964     177,249      21,278
Property, plant and
 equipment, net (Note 5)           243,392      29,219     117,721      14,132
Bank deposits                       20,800       2,497      20,800       2,497
Goodwill, net                       37,766       4,534      37,521       4,505
Deferred pre-operating
 costs, net (Note 3)                 8,534       1,024       6,400         768
Prepaid rent (Note 5)                                       27,400       3,289
Other long-term assets               7,971         957      10,178       1,222
                                   -------      ------     -------      ------
    Total assets                   509,758      61,195     397,269      47,691
                                   =======      ======     =======      ======


                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)
                     LIABILITIES AND SHAREHOLDERS' EQUITY
      (Amounts in thousands, except number of shares and per share data)


                                             December 31, 1995         March 31, 1996
                                          -----------------------   --------------------
                                             RMB           USD        RMB          USD
                                          ---------     ---------   -------      -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings
   (Note 5)                                167,934        20,160     89,370       10,729
  Accounts payable                          31,124         3,736     33,270        3,994
  Accrued expenses and
   other liabilities                        17,478         2,098     17,916        2,151
  Taxes payable                              7,712           926      7,296          876
  Long-term bank loans,
   current portion (Note 5)                 27,726         3,328      1,944          233
  Finance lease obligations,
   current portion                          10,817         1,299     10,817        1,298
                                           -------        ------    -------       ------
    Total current liabilities              262,791        31,547    160,613       19,281
Long-term bank loans (Note 5)               43,938         5,275     26,012        3,123
Finance lease obligations                   18,904         2,269     18,904        2,269
Loan from parent company
 (Note 6)                                   33,280         3,995     33,280        3,995
Other long-term payables                     9,755         1,171     12,055        1,447
                                           -------        ------    -------       ------
    Total liabilities                      368,668        44,257    250,864       30,115
                                           -------        ------    -------       ------
Minority interests                          11,864         1,424     11,568        1,389
                                           -------        ------    -------       ------
Shareholders' equity (Note 7):
Common stock, par value US$.001
 per share; authorized -
 100,000,000 shares;
 issued and outstanding -
 5,602,639 shares at
 December 31, 1995
 and 5,768,639 shares at
 March 31, 1996                                 47             6         48            6
Additional paid-in capital                 112,145        13,463    115,876       13,911
Dedicated capital                           10,213         1,226     10,213        1,226
Retained earnings                            6,821           819      8,700        1,044
                                           -------        ------    -------       ------
     Total shareholders' equity            129,226        15,514    134,837       16,187
                                           -------        ------    -------       ------
     Total liabilities and
      shareholders' equity                 509,758        61,195    397,269       47,691
                                           =======        ======    =======       ======

    See accompanying notes to condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996
      (Amounts in thousands, except number of shares and per share data)


                                            Three Months Ended March 31,
                                      -----------------------------------------
                                         1995                   1996
                                      ---------      --------------------------
                                         RMB            RMB              USD
                                      ---------      ----------       ---------
Sales, including approximately
 RMB 3,250,000 in 1995 and
 RMB 10,000,000 in 1996 to
 companies related to SCH                32,719          40,177           4,823

Cost of goods sold                       25,885          30,484           3,659
                                      ---------      ----------       ---------
  Gross profit                            6,834           9,693           1,164

Selling, general and
 administrative expenses                  3,409           3,338             401

Amortization of deferred
 pre-operating costs (Note 3)                             2,134             256

Interest expense, net                     1,151           1,922             231

Other (income) expense, net                 (76)            216              26
                                      ---------      ----------       ---------
  Income before income taxes              2,350           2,083             250

Provision for income taxes                 (250)           (500)            (60)
                                      ---------      ----------       ---------
  Income before minority
   interests                              2,100           1,583             190

Minority interests                          189             296              35
                                      ---------      ----------       ---------

  Net income                              2,289           1,879             225
                                      =========      ==========       =========
Net income per common share                 .47             .33             .04
                                      =========      ==========       =========
Weighted average number of
 common shares (Note 1)               4,832,639       5,684,962       5,684,962
                                      =========      ==========       =========

    See accompanying notes to condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                            (Amounts in thousands)


                                            Three Months Ended March 31,
                                      -----------------------------------------
                                         1995                   1996
                                      ---------      --------------------------
                                         RMB            RMB              USD
                                      ---------      ----------       ---------
Cash flows from
operating activities:
Net income                                2,289           1,879             225
 Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
   Depreciation                           2,497           2,129             255
   Amortization                             245           2,979             358
   Minority interests                      (189)           (296)            (35)
   Changes in operating assets
    and liabilities:
     (Increase) decrease in -
      Accounts receivable, net              (82)         (4,304)           (517)
      Inventories                        11,025          (3,097)           (372)
      Due from related companies                         (2,234)           (268)
      Prepayments and other
       current assets                    (5,592)        (14,113)         (1,694)
      Other long-term assets                466          (2,207)           (265)
     Increase (decrease) in -
      Accounts payable                  (11,673)          2,089             251
      Accrued expenses and
       other liabilities                 11,788             494              59
      Taxes payable                       1,490            (416)            (50)
      Other long-term payables           (1,425)          2,300             276
                                        -------         -------          ------
       Net cash provided by
        (used in) operating
        activities                       10,839         (14,797)         (1,777)
                                        -------         -------          ------
Cash flows from
investing activities:
 Additions to property, plant
  and equipment                          (5,102)         (7,925)           (951)
                                        -------         -------          ------
        Net cash used in
         investing activities            (5,102)         (7,925)           (951)
                                        -------         -------          ------

                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                            (Amounts in thousands)


                                            Three Months Ended March 31,
                                      -----------------------------------------
                                         1995                   1996
                                      ---------      --------------------------
                                         RMB            RMB              USD
                                      ---------      ----------       ---------
Cash flows from
financing activities:
 Net proceeds from short-term
  borrowings                                505          22,315           2,679
 Net proceeds from long-term
  bank loans                              2,189
 Payments of finance
  lease obligations                      (6,150)
 Sale of common stock
  and warrants, net of costs                              3,733             448
                                         ------          ------           -----
      Net cash provided by
       (used in) financing
       activities                        (3,456)         26,048           3,127
                                         ------          ------           -----
Cash and cash equivalents:
 Net increase                             2,281           3,326             399
 At beginning of period                   8,275           6,507             781
                                         ------          ------           -----
 At end of period                        10,556           9,833           1,180
                                         ======          ======           =====

    See accompanying notes to condensed consolidatedd financial statements.

                              FREMONT CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996


1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization - Fremont Corporation, a Delaware corporation (the "Company"), was
- ------------
incorporated in the State of Utah on April 22, 1955, as Fremont Uranium Corporation. As of July 1, 1993, a change of domicile merger was effected, the result of which was that the Company changed its name to Fremont Corporation and became incorporated in the State of Delaware.

Reverse Acquisition - From 1989 through April 28, 1995, the Company was engaged
- -------------------
in acquiring interests in oil and natural gas properties and in seeking potential acquisition or merger opportunities. The Company entered into a Share Exchange Agreement dated as of March 23, 1995, and as amended on March 30, 1995, with Million Treasure Enterprises Limited ("MTE") and Winfill Holdings International Limited ("Winfill"), both of which are British Virgin Islands corporations. Pursuant to the Share Exchange Agreement, on April 28, 1995, the Company acquired from MTE 41,000 shares of common stock of Winfill, representing all of the issued and outstanding capital stock of Winfill, in exchange for the issuance of 4,760,000 shares of the Company's common stock, together with a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock in exchange for an equivalent number of shares of common stock. The terms of the Class B common stock are identical to that of the common stock (which will be designated Class A common stock) except that the holder thereof will be entitled to three votes per share. The warrant can be exercised after the Company's Certificate of Incorporation is amended to authorize the Class B common stock. The 4,760,000 shares of common stock represent approximately 85% of the issued and outstanding shares of common stock of the Company, after all shares were issued and a 1-for-100 reverse stock split was effected as set forth in the Share Exchange Agreement.

     Immediately prior to this transaction, the Company had a total of 842,639 shares of common stock issued and outstanding, after a 1-for-100 reverse stock split effective April 28, 1995. All common share and per share data in the accompanying condensed consolidated financial statements have been restated to reflect this reverse stock split.

     South China Bicycles Winfill Limited ("SCBW") is a Sino-foreign joint venture formed to engage in the design, manufacture and marketing of bicycles, bicycle parts and components and steel tubes. Winfill owns a 98% equity interest in SCBW and South China Bicycles Company (Holdings) Limited ("SCH"), a state-owned enterprise incorporated in the People's Republic of China, owns the remaining 2% equity interest in SCBW. Winfill and SCH formed

SCBW effective July 1, 1994, to acquire and operate the bicycle, bicycle parts and components and steel tube manufacturing operations of SCH at a consideration of RMB 152,076,000. Except for a 69% interest in South China Bicycles Co., Ltd. ("SCB"), SCBW owns 100% interests in its principal operating subsidiaries, all of which are organized in the People's Republic of China. The factory operations of SCBW's subsidiaries are located at several sites in Zhaoqing City, Guangdong Province, People's Republic of China. For accounting purposes, the transaction has been treated as a recapitalization of Winfill with Winfill as the acquiror (reverse acquisition). The historical financial statements prior to April 28, 1995 are those of Winfill. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

     Pursuant to the terms of the Share Exchange Agreement, the Company transferred to Joseph W. Petrov, the Company's former president and controlling shareholder, all of its operating assets existing immediately subsequent to the closing of the previously described transaction (excluding the shares of Winfill) in exchange for the assumption by Mr. Petrov of all of the liabilities of the Company as of the closing and the delivery of a release of all obligations owed by the Company to an affiliate of Mr. Petrov. In addition, at the closing, each member of the Company's Board of Directors resigned, and was replaced by representatives of MTE and Winfill.

Foreign Currency Translation - In preparing the consolidated financial
- ----------------------------
statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transactions are translated into RMB using the applicable rates of exchange, quoted by the applicable foreign exchange adjustment center ("swap center") at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable swap center rates prevailing at the balance sheet dates. The resulting exchange gains or losses are recorded in the consolidated statements of operations for the periods in which they occur.

     The Company's share capital is denominated in United States dollars ("USD") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

     Translation of amounts from RMB into USD for the convenience of the reader has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1996 of US$1.00 = RMB 8.33. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

Basis of Presentation - The accompanying consolidated financial statements are
- ---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1995 and 1996, and the changes in cash flows for the three months ended March 31, 1995 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

Net Income Per Common Share - During April 1995, the Company issued new shares
- ---------------------------
of common stock in consideration for the acquisition of all of the capital stock of Winfill, in a transaction which has been accounted for as a reverse acquisition. As a result, net income per common share for the three months ended March 31, 1995 is presented on a pro forma basis, and has been calculated using the shares of common stock as if the existing and new common shares had been outstanding during the three months ended March 31, 1995, except for the common shares issued to consultants related to the non-recurring recapitalization cost, which were appropriately weighted in the calculation. Net income per common share for the three months ended March 31, 1996 is based on the weighted average number of shares of common stock outstanding, including common stock equivalents. Common stock equivalents consist of outstanding common stock purchase warrants.

2.   INVENTORIES

     Inventories consisted of the following at December 31, 1995 and March 31, 1996:


                        December 31, 1995          March 31, 1996
                      ----------------------   ----------------------
                         RMB          USD         RMB         USD
                      ----------   ---------   ----------   ---------
Raw materials         18,743,000   2,250,000   19,742,000   2,370,000
Work in progress       3,075,000     369,000    3,541,000     425,000
Finished goods        13,651,000   1,639,000   15,283,000   1,835,000
                      ----------   ---------   ----------   ---------

                      35,469,000   4,258,000   38,566,000   4,630,000
                      ==========   =========   ==========   =========

3.   DEFERRED PRE-OPERATING COSTS

     Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and are being amortized over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility.


4.   TRANSFER OF ACCOUNTS RECEIVABLE

     In conjunction with the formation of SCBW and the transfer of the operating assets of SCH to SCBW effective July 1, 1994, SCBW was granted an option to transfer to SCH certain accounts receivable outstanding as of July 1, 1994 at cost, should such accounts receivable remain uncollected as of June 30, 1996. As of December 31, 1995, the amount of such outstanding accounts receivable was approximately RMB 13,200,000. The parties elected to modify the option's transfer date, and accordingly, as of January 1, 1996, SCBW transferred to SCH RMB 13,200,000 of accounts receivable, and SCH assumed an equivalent amount of SCBW's short-term bank debt.


5.   SALE/LEASEBACK

     Effective as of January 1, 1996, SCBW entered into a sale/leaseback transaction with SCH. Pursuant to this transaction, SCBW sold the new production facility's buildings and land with net book values of RMB 83,507,000 and RMB 47,960,000, respectively (aggregate net book value of RMB 131,467,000), to SCH in exchange for RMB 131,467,000. SCH paid such consideration by assuming RMB 87,759,000 of SCBW's short-term bank debt and RMB 43,708,000 of SCBW's long-term bank debt. This transaction did not result in any gain or loss. In the opinion of management, this transaction was at fair value.

     SCBW leased back the buildings from SCH for a period of 20 years under an operating lease agreement that provides for escalating minimum rental payments during the first five years of the lease, and also an escalating minimum usage rate, of RMB 28,000,000. The escalating minimum usage rate increases from 30% in 1996 to 70% in 2000, and to the extent that the usage rate is between the respective annual rate and 70%, such portion of rent expense payable will be deferred. SCBW will account for scheduled rent increases payable regardless of future usage of the buildings on the straight-line basis over the lease term. The minimum annual rent expense in each of the first five years commencing January 1, 1996 is as follows: 1996 - RMB 4,200,000; 1997 - RMB 4,900,000; 1998-
RMB 5,600,000; 1999 - RMB 6,300,000; and 2000 - RMB 7,000,000. SCBW prepaid the first five years of rent to SCH, assuming a usage rate of 70%, of RMB 28,000,000 by reducing its accounts receivable due from SCH by an equal amount.


6.   LOAN FROM PARENT COMPANY

     The loan from parent company of RMB 33,280,000 is denominated in USD, unsecured, bears no interest, and has no fixed repayment terms.


7.   SHAREHOLDERS' EQUITY

     During March 1996, the Company raised net proceeds of RMB 3,733,000 (USD 448,200) through the sale of 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of common stock for US$3.00 per share on or before February 28, 1998.


8.   ANTI-DUMPING INVESTIGATION

     The Company manufactures bicycles in the People's Republic of China (the "PRC" or "China") through its subsidiary, SCBW, and exports to the United States through various distributors and trade intermediaries. Although there are other markets for SCBW's products, the United States market is considered an important market for SCBW.

     Pursuant to a petition filed by three United States bicycle manufacturers in early 1995, the U.S. International Trade Commission (the "ITC") launched an anti-dumping investigation against companies which manufacture bicycles in the PRC for import into the United States. In May 1995, the ITC found a reasonable indication that "a U.S. industry is materially injured or threatened with material injury by reason of imports of bicycles (from the PRC) allegedly sold at less than fair value." After the ITC's initial determination, the U.S. Department of Commerce ("Commerce") began its investigation of the PRC bicycle manufacturing industry, requesting financial and other information from several Chinese bicycle manufacturers (not including SCBW), in order to calculate dumping margins and impose anti-dumping duties.

     During November 1995, Commerce issued a preliminary determination which calculated a 61.67% dumping margin on bicycles manufactured by SCBW and all but nine Chinese bicycle manufacturers. As a result, SCBW and each such Chinese bicycle manufacturer was required to post a "single-entry bond" equal to the estimated potential duty on bicycles exported to the United States from the date of the preliminary notice until the date of the final determination.

     In April 1996, Commerce finalized this dumping margin and the ITC began its investigation of Chinese bicycle manufacturers. An affirmative ITC injury or threat of material injury determination would have resulted in the imposition of the Department's dumping margin. Throughout the investigations by Commerce and the ITC, SCBW has maintained that it has not engaged in "dumping" bicycles in the United States market and has opposed the imposition of the anti-dumping duty. In this regard, SCBW and other PRC bicycle manufacturers retained legal counsel to protect their legal rights and to investigate and pursue several alternative solutions.

     On June 4, 1996, the ITC made a negative final determination in its anti-dumping investigation on imports of bicycles from China. The negative ITC determination means that the ITC found that there is not a reasonable indication that a United States industry is materially injured or threatened with material injury by reason of imports of bicycles from China. The negative ITC determination allows SCBW to resume its normal operations and continue to export to the United States without the imposition of an anti-dumping duty. In addition, the bond which was required will be released, and the U.S. Customs Service will refund to SCBW the cost of such bond plus interest.

     Within 30 days of the final determination by the ITC, an appeal may be filed with the International Court of Appeals with respect to either or both of the Commerce or ITC determinations. Appeals either have been or are likely to be filed shortly. The resolution of the appeals will take approximately one year to complete. The Company is unable to predict the ultimate resolution of this matter.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

     Effective April 28, 1995, the Company acquired Winfill. Winfill owns a 98% interest in SCBW, a Sino-foreign joint venture engaged in the design, manufacture and marketing of bicycles, bicycle parts and components, and steel tubes. Winfill commenced operations effective July 1, 1994. Except for a 69% interest in SCB, SCBW owns 100% interests in its principal operating subsidiaries, all of which are organized in the People's Republic of China. The factory operations of SCBW's subsidiaries are located at several sites in Zhaoqing City, Guangdong Province, People's Republic of China.

     For accounting purposes, the transaction has been treated as a recapitalization of Winfill with Winfill as the acquiror (reverse acquisition). The historical financial statements prior to April 28, 1995 are those of Winfill.

     All amounts in the following discussion are in RMB.


Anti-Dumping Investigation:

     The Company manufactures bicycles in the People's Republic of China (the "PRC" or "China") through its subsidiary, SCBW, and exports to the United States through various distributors and trade intermediaries. Although there are other markets for SCBW's products, the United States market is considered an important market for SCBW.

     Pursuant to a petition filed by three United States bicycle manufacturers in early 1995, the U.S. International Trade Commission (the "ITC") launched an anti-dumping investigation against companies which manufacture bicycles in the PRC for import into the United States. In May 1995, the ITC found a reasonable indication that "a U.S. industry is materially injured or threatened with material injury by reason of imports of bicycles (from the PRC) allegedly sold at less than fair value." After the ITC's initial determination, the U.S. Department of Commerce ("Commerce") began its investigation of the PRC bicycle manufacturing industry, requesting financial and other information from several Chinese bicycle manufacturers (not including SCBW), in order to calculate dumping margins and impose anti-dumping duties.

     During November 1995, Commerce issued a preliminary determination which calculated a 61.67% dumping margin on bicycles manufactured by SCBW and all but nine Chinese bicycle manufacturers. As a result, SCBW and each such Chinese bicycle manufacturer was required to post a "single-entry bond" equal to the estimated potential duty on bicycles exported to the United States from the date of the preliminary notice until the date of the final determination.

     In April 1996, Commerce finalized this dumping margin and the ITC began its investigation of Chinese bicycle manufacturers. An affirmative ITC injury or threat of material injury determination would have resulted in the imposition of the Department's dumping margin. Throughout the investigations by Commerce and the ITC, SCBW has maintained that it has not engaged in "dumping" bicycles in the United States market and has opposed the imposition of the anti-dumping duty. In this regard, SCBW and other PRC bicycle manufacturers retained legal counsel to protect their legal rights and to investigate and pursue several alternative solutions.

     On June 4, 1996, the ITC made a negative final determination in its anti-dumping investigation on imports of bicycles from China. The negative ITC determination means that the ITC found that there is not a reasonable indication that a United States industry is materially injured or threatened with material injury by reason of imports of bicycles from China. The negative ITC determination allows SCBW to resume its normal operations and continue to export to the United States without the imposition of an anti-dumping duty. In addition, the bond which was required will be released, and the U.S. Customs Service will refund to SCBW the cost of such bond plus interest.

     Within 30 days of the final determination by the ITC, an appeal may be filed with the International Court of Appeals with respect to either or both of the Commerce or ITC determinations. Appeals either have been or are likely to be filed shortly. The resolution of the appeals will take approximately one year to complete. The Company is unable to predict the ultimate resolution of this matter.

Consolidated Results of Operations:

     Three Months Ended March 31, 1995 and 1996 -

     Sales for the three months ended March 31, 1996 were RMB 40,177,000, as compared to RMB 32,719,000 for the three months ended March 31, 1995, an increase of RMB 7,458,000 or 22.8%. Sales to companies related to SCH, a related entity, for the three months ended March 31, 1996 were approximately RMB 10,000,000 or 24.9% of sales, as compared to RMB 3,250,000 or 9.9% of sales for the three months ended March 31, 1995. The increase in sales in 1996 as compared to 1995 was the result of the development of new distribution channels in the domestic bicycle market in China and an increase in the sale of bicycle parts.

     As a result of the anti-dumping investigation, export sales to the United States had ceased beginning in the fourth quarter of 1995, resulting in an increased reliance on domestic sales in

China. The Company's normal operating cash flow, which is adversely affected by the extended accounts receivable collection cycle that is typical of Chinese companies that have a substantial portion of their customers in China, has also been affected by the reduction in United States dollars that are generated through export sales. Accordingly, the Company has focused its recent sales efforts on not only increasing domestic sales in China, but also on concurrently developing distribution channels to other Southeast Asian markets, South America and Australia. However, with the recent favorable resolution of the anti-dumping investigation, the Company expects to reopen its distribution channel to the United States during the third quarter of 1996.

     Gross profit for the three months ended March 31, 1996 was RMB 9,693,000 or 24.1% of sales, as compared to RMB 6,834,000 or 20.9% of sales for the three months ended March 31, 1995. The increase in gross profit as a percentage of sales was a result of the application of a new steel tube manufacturing technology in mid-1995, which requires less raw materials, has a lower production cost, and entitles the Company to a refund on Value Added Tax paid.

     Selling, general and administrative expenses for the three months ended March 31, 1996 were RMB 3,338,000 or 8.3% of sales, as compared to RMB 3,409,000 or 10.4% of sales for the three months ended March 31, 1995, a decrease of RMB 71,000 or 2.1%. The decrease in selling, general and administrative expenses in 1996 as compared to 1995, both on an absolute basis and as a percentage of sales, was due primarily to the effect of the cost sharing agreement with SCH, which became effective July 1, 1995. Pursuant to this cost sharing agreement, SCH agreed to bear 40% of the selling, general and administrative expenses of SCBW, representing its share of management and selling activities incurred by SCBW on SCH's behalf. Selling, general and administrative expenses for the three months ended March 31, 1995 did not include any costs associated with the operation of a public company.

     Amortization of deferred pre-operating costs for the three months ended March 31, 1996 was RMB 2,134,000. Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and are being amortized over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility.

     Interest expense, net of amounts capitalized in 1995, for the three months ended March 31, 1996 was RMB 1,922,000 or 4.8% of sales, as compared to RMB 1,151,000 or 3.5% of sales for the three months ended March 31, 1995. The increase in interest expense in 1996 as compared to 1995 was a result of increased short-term bank loans which provided most of the working capital necessary to fund capital expenditures and operating cash requirements resulting from increased sales.

     As a result of the aforementioned factors, net income for the three months ended March 31, 1996 was RMB 1,879,000 (RMB .33 per share) or 4.7% of sales, as compared to RMB 2,289,000 (RMB .47 per share) or 7.0% of sales for the three months ended March 31, 1995. Excluding the amortization of deferred pre-operating costs of RMB 2,134,000, pro forma net income for the three months ended March 31, 1996 would have been RMB 4,013,000 (RMB .71 per share) or 10.0% of sales.


Consolidated Financial Condition - March 31, 1996:

     Liquidity and Capital Resources -

     For the three months ended March 31, 1996, the Company's operations utilized cash resources of RMB 14,797,000. The most significant component of the cash utilized by operations in 1996 was the increase in prepayments and other current assets of RMB 14,113,000, which consisted primarily of an increase in other receivables of RMB 5,246,000 and prepayments of RMB 7,693,000.

     Through December 31, 1995, the Company relied primarily on short-term borrowings to finance the construction of its new production facility, resulting in a net working capital deficit of RMB 71,496,000 at December 31, 1995. However, primarily as a result of the sale/leaseback transaction described below, the Company had net working capital of RMB 16,636,000 at March 31, 1996. As a result, the Company's current ratio at March 31, 1996 was 1.10:1, as compared to .73:1 at December 31, 1995.

     Except with regard to the initial transaction pursuant to which SCBW was organized and capitalized, the Company's primary method of financing its capital requirements has been borrowings. Short-term borrowings consist primarily of bank loans, are unsecured, repayable in one year, have interest rates ranging from 9.9% to 13.0%, and have been utilized for working capital purposes and to finance the expansion of the production facility and the purchase of equipment. Long-term borrowings consist of bank loans, are secured by property, plant and equipment and long-term bank deposits, have interest rates ranging from 5.4% to 13.2%, are guaranteed by related enterprises of SCH, and have been utilized to finance the expansion of the production facility and the purchase of equipment.

     Exclusive of the reduction in short-term and long-term borrowings as a result of the sale/leaseback with SCH and the transfer of accounts receivable to SCH as discussed below, during the three months ended March 31, 1996, short-term borrowings increased by RMB 21,690,000 and long-term borrowings (including the current portion) were unchanged.

     During March 1996, the Company raised net proceeds of RMB 3,733,000 (USD 448,200) through the sale of 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of common stock for US$3.00 per share on or before February 28, 1998.

     During the three months ended March 31, 1996, cash flows from financing activities consisted of the short-term borrowings of RMB 21,690,000 and the sale of the Company's securities of RMB 3,733,000, and were utilized primarily to fund operating cash flow requirements and capital expenditures.

     SCBW is considered by the government of China as an important component of the bicycle production and exporting base of China, and has been designated for continuing financial support by the Zhaoqing Branch of the Bank of China. SCBW has utilized borrowings from the Bank of China to support increases in production and sales, and to finance the expansion of the production facility and to purchase equipment. Pursuant to guidelines issued by the government of China, SCBW increased its short-term borrowings during 1995 and 1996 from the Bank of China with loans having maturities ranging from one to three months. The working capital loans that the Bank of China makes to SCBW are renewed so long as SCBW's production and business operations continue to meet certain operating and financial criteria. Management believes that the Bank of China will continue to renew SCBW's existing borrowings and increase its borrowing base as necessary to support operations at current levels.

     In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for RMB 34,800,000. The note is denominated in United States dollars, is unsecured, bears no interest, has no fixed repayment terms, and had a balance of RMB 33,280,000 at March 31, 1996. There have been no payments on this note, with the principal balance changing only as a result of changes in the currency conversion rates between the Chinese Renminbi and the United States dollar. The Company believes that the existing terms of this note will continue until substantial full-scale production at the new facility is reached. Although the new production facility has been completed and will become fully operational in 1996, substantial full-scale production will take at least two years to reach.

     Through the end of 1997, SCBW currently plans to expend approximately RMB 40,000,000 with respect to the second phase of development of the new production facility, including the tube production line and the spare parts welding line, which is expected to be funded through long-term debt, to the extent available, and/or the sale of the Company's equity securities.

     In conjunction with the formation of SCBW and the transfer of the operating assets of SCH to SCBW effective July 1, 1994,

SCBW was granted an option to transfer to SCH certain accounts receivable outstanding as of July 1, 1994 at cost, should such accounts receivable remain uncollected as of June 30, 1996. As of December 31, 1995, the amount of such outstanding accounts receivable was approximately RMB 13,200,000. The parties elected to modify the option's transfer date, and accordingly, effective as of January 1, 1996, SCBW transferred to SCH RMB 13,200,000 of accounts receivable, and SCH assumed an equivalent amount of SCBW's short-term bank debt.

     Effective as of January 1, 1996, SCBW entered into a sale/leaseback transaction with SCH. Pursuant to this transaction, SCBW sold the new production facility's buildings and land, with net book values of RMB 83,507,000 and RMB 47,960,000, respectively (aggregate net book value of RMB 131,467,000), to SCH in exchange for RMB 131,467,000. SCH paid such consideration by assuming RMB 87,759,000 of SCBW's short-term bank debt and RMB 43,708,000 of SCBW's long-term bank debt. This transaction did not result in any gain or loss. In the opinion of management, this transaction was at fair value.

     SCBW leased back the buildings from SCH for a period of 20 years under an operating lease agreement that provides for escalating minimum rental payments during the first five years of the lease, and also an escalating minimum usage rate, of RMB 28,000,000. The escalating minimum usage rate increases from 30% in 1996 to 70% in 2000, and to the extent that the usage rate is between the respective annual rate and 70%, such portion of rent expense payable will be deferred. SCBW will account for scheduled rent increases payable regardless of future usage of the buildings on the straight-line basis over the lease term. The minimum annual rent expense in each of the first five years commencing January 1, 1996 is as follows: 1996 - RMB 4,200,000; 1997 - RMB 4,900,000; 1998-
RMB 5,600,000; 1999 - RMB 6,300,000; and 2000 - RMB 7,000,000. SCBW prepaid the first five years of rent to SCH, assuming a usage rate of 70%, of RMB 28,000,000 by reducing its accounts receivable due from SCH by an equal amount. As a result of this sale/leaseback transaction, the Company has been able to substantially reduce future depreciation expense related to the new production facility and interest expense related to the debt that had been incurred to build the new production facility.

     The Company believes that its cash flow provided by operations, combined with short-term borrowings, will be sufficient to support operations at current levels. However, in order to increase sales and fully utilize the expanded production capacity of the new production facility, the Company will require operating capital substantially in excess of that available from domestic sources in China. The availability of working capital represents a substantial limitation on the ability of the Company to finance increased production levels. As a result of the Company's existing capital structure and reliance on borrowings, such additional operating capital would most likely be in the form of some type of an equity investment.

     The Company expects that 1996 will be a transition year, during which operating results will be under significant pressure as a result of several factors. Although the new production facility has been completed and will become fully operational in 1996, substantial full-scale production will take at least two years to reach. During this period, the Company will incur substantial additional operating costs, including increased depreciation and the amortization of deferred pre-operating costs, without the full benefit of increased production from the new facility. In addition, the Company will require additional operating capital substantially in excess of that available from domestic sources in China to support increased production levels at the new facility. Finally, as a result of the anti-dumping investigation, export sales to the United States had ceased beginning in the fourth quarter of 1995, resulting in an increased reliance on domestic Chinese sales, which typically have an extended collection cycle and do not generate United States dollars. However, with the recent favorable resolution of the anti-dumping investigation, the Company expects to reopen its distribution channel to the United States during the third quarter of 1996.

     Inflation and Currency Matters -

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     A substantial portion of the Company's revenues are denominated in RMB. As a result, continued devaluation of the RMB against the USD will adversely affect the Company's financial performance when measured in USD, and may have material adverse effects upon the results of operations and financial position. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since late 1994. The swap center rate was US$1.00 to RMB
8.70 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, and RMB 8.33 at March 31, 1996.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

           27  Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K -

           Three Months Ended March 31, 1996:  None.

                                  SIGNATURES
                                  ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FREMONT CORPORATION
                                            -------------------
                                               (Registrant)




Date:  June 12, 1996               By:  /s/ ROBERT N. WEINGARTEN
                                        -----------------------------
                                        Robert N. Weingarten
                                        Chief Financial Officer
                                        (Duly authorized officer
                                         and principal financial
                                         officer)