Form 10QSB
period 1996-06-30
FREMONT CORP
filed 1996-09-13
CIK 38981

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996
                                    -------------

[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from           to
                                    ---------    ---------

                        Commission file number:  0-8128
                                                 ------

                              FREMONT CORPORATION
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                             76-0402886
- -------------------------------            ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

                       9454 Wilshire Boulevard, 6th Floor
                        Beverly Hills, California 90212
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (310) 358-1006
                                                 --------------

                                Not applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

     As of July 31, 1996, the issuer had 5,768,639 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:

                              Yes        No    X
                                  -----      -----

Total sequentially numbered pages in this document:  28.

                     FREMONT CORPORATION AND SUBSIDIARIES
                     ------------------------------------

                                     INDEX
                                     -----


PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 1995 and June 30, 1996

              Condensed Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 1995 and 1996

              Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 1995 and 1996

              Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 1995 and 1996

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                     FREMONT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Amounts in thousands,
                  except number of shares and per share data)

                              December 31, 1995      June 30, 1996
                              ------------------   ----------------
                                RMB        USD       RMB      USD
                              -------     ------   -------   ------
ASSETS

Current assets:
  Cash and cash
   equivalents                  6,507        782     7,762      933
  Accounts receivable,
   net (Note 4)                83,502     10,036    72,115    8,668
  Inventories (Note 2)         35,469      4,263    56,144    6,748
  Due from related
   companies (Note 5)          43,501      5,229    25,501    3,065
  Other receivables            20,280      2,437    21,182    2,546
  Prepayments and
   other current assets         2,036        245     2,455      295
                              -------     ------   -------   ------
    Total current assets      191,295     22,992   185,159   22,255
                              -------     ------   -------   ------

Property, plant and
 equipment (Note 5)           256,107     30,782   145,332   17,468
Less accumulated
 depreciation                 (12,715)    (1,528)  (17,070)  (2,052)
                              -------     ------   -------   ------
                              243,392     29,254     28,262  15,416
                              -------     ------   -------   ------
Bank deposits                  20,800      2,500    20,800    2,500
Goodwill, net                  37,766      4,539    37,277    4,480
Deferred pre-operating
 costs, net (Note 3)            8,534      1,026     4,267      513
Prepaid rent (Note 5)                               26,800    3,221
Intangible assets, net          5,835        701     5,592      672
Other long-term assets          2,136        257     1,953      235
                              -------     ------   -------   ------
    Total assets              509,758     61,269   410,110   49,292
                              =======     ======   =======   ======


                                  (continued)

                       FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                             (Amounts in thousands,
                  except number of shares and per share data)

                              December 31, 1995      June 30, 1996
                              ------------------   ----------------
                                RMB        USD       RMB      USD
                              -------     ------   -------   ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term bank loans
   (Note 5)                    161,278   19,384   144,274   17,341
  Other short-term
   borrowings                    6,656      800       624       75
  Accounts payable              31,124    3,741    18,508    2,225
  Accrued expenses and
   other liabilities            17,478    2,101    16,901    2,031
  Taxes payable                  7,712      927     7,124      856
  Long-term bank loans,
   current portion
   (Note 5)                     27,726    3,333
  Finance lease
   obligations, current
   portion                      10,817    1,300    10,817    1,300
                               -------   ------   -------   ------
    Total current
     liabilities               262,791   31,586   198,248   23,828

Long-term bank loans
 (Note 5)                       43,938    5,281       230       28
Finance lease
 obligations                    18,904    2,272    15,588    1,873
Loan from parent company
 (Note 6)                       33,280    4,000    33,280    4,000
Other long-term payables         9,755    1,172    15,268    1,835
                               -------   ------   -------   ------
    Total liabilities          368,668   44,311   262,614   31,564
                               -------   ------   -------   ------

Minority interests              11,864    1,426    11,093    1,333
                               -------   ------   -------   ------


                                  (continued)

                       FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                             (Amounts in thousands,
                  except number of shares and per share data)

                              December 31, 1995      June 30, 1996
                              ------------------   ----------------
                                RMB        USD       RMB      USD
                              -------     ------   -------   ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Shareholders' equity
 (Note 8):
Common stock, par value
US$ .001 per share;
  authorized -
  100,000,000 shares;
  issued and
  outstanding -
  5,602,639 shares at
  December 31, 1995 and
  5,768,639 shares at
  June 30, 1996                   47        6        48        6
 Additional paid-in
  capital                    112,145   13,479   115,877   13,928
 Dedicated capital            10,213    1,227    10,213    1,227
 Retained earnings             6,821      820    10,265    1,234
                             -------   ------   -------   ------
    Total shareholders'
     equity                  129,226   15,532   136,403   16,395
                             -------   ------   -------   ------
    Total liabilities
     and shareholders'
     equity                  509,758   61,269   410,110   49,292
                             =======   ======   =======   ======


                           See accompanying notes to
                 condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (Amounts in thousands,
                  except number of shares and per share data)

                                         Three Months Ended June 30,
                                    -------------------------------------
                                       1995               1996
                                    ---------    ------------------------
                                       RMB          RMB            USD
                                    ---------    ---------      ---------
Sales, including
 approximately RMB 4,140 in
 1995 and RMB 15,000 in 1996
 to companies related to SCH           49,435       42,801          5,144

Costs of goods sold                    40,400       35,973          4,324
                                    ---------    ---------      ---------
  Gross profit                          9,035        6,828            820

Selling, general and
  administrative expenses               2,733        2,194            264

Amortization of deferred
  pre-operating costs (Note 3)                       2,133            256

Interest expense, net                   1,410          992            119

Other (income) expense, net                67          (81)           (10)

Non-recurring recapitalization
  cost (Note 8)                         6,407
                                    ---------    ---------      ---------
 Income (loss) before income
   taxes                               (1,582)       1,590            191

Provision for income taxes               (250)        (500)           (60)
                                    ---------    ---------      ---------
  Income (loss) before
   minority interests                  (1,832)       1,090            131

Minority interests                       (144)         475             57
                                    ---------    ---------      ---------
  Net income (loss)                    (1,976)       1,565            188
                                    =========    =========      =========
Net income (loss) per
  common share                           (.37)         .27            .03
                                    =========    =========      =========
Weighted average number of
  common shares (Note 1)            5,345,972    5,877,217      5,877,217
                                    =========    =========      =========

                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (Amounts in thousands,
                  except number of shares and per share data)

                                          Six Months Ended June 30,
                                    -------------------------------------
                                       1995               1996
                                    ---------    ------------------------
                                       RMB          RMB            USD
                                    ---------    ---------      ---------
Sales, including
 approximately RMB 7,390 in
 1995 and RMB 25,000 in 1996
 to companies related to SCH           82,154       82,978          9,973

Costs of goods sold                    66,285       66,457          7,988
                                    ---------    ---------      ---------
  Gross profit                         15,869       16,521          1,985

Selling, general and
  administrative expenses               6,142        5,532            665

Amortization of deferred
  pre-operating costs (Note 3)                       4,267            513

Interest expense, net                   2,561        2,914            350

Other (income) expense, net                (9)         135             16

Non-recurring recapitalization
  cost (Note 8)                         6,407
                                    ---------    ---------      ---------
  Income before income taxes              768        3,673            441

Provision for income taxes               (500)      (1,000)          (120)
                                    ---------    ---------      ---------
  Income before minority
   interests                              268        2,673            321

Minority interests                         45          771             93
                                    ---------    ---------      ---------
  Net income                              313        3,444            414
                                    =========    =========      =========

Net income per common share               .06          .59            .07
                                    =========    =========      =========
Weighted average number of
  common shares (Note 1)            5,089,306    5,808,050      5,808,050
                                    =========    =========      =========

                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in thousands)

                                          Six Months Ended June 30,
                                    -------------------------------------
                                       1995               1996
                                    ---------    ------------------------
                                       RMB          RMB            USD
                                    ---------    ---------      ---------
Cash flows from operating
 activities:
 Net income                               313        3,444            414
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation                        4,995        4,354            523
    Amortization                          490        6,199            745
    Non-recurring
     recapitalization cost              6,407
    Minority interests                    (45)        (771)           (93)
    Changes in operating
     assets and liabilities:
     (Increase) decrease in -
      Accounts receivable, net          1,171       (1,733)          (208)
      Inventories                      (4,228)     (20,675)        (2,485)
      Due from related
       companies                                   (10,000)        (1,202)
      Other receivables                               (902)          (108)
      Prepayments and other
       current assets                 (16,373)        (419)           (50)
      Other long-term assets              664          183             22
     Increase (decrease) in -
      Accounts payable                (21,658)     (12,673)        (1,523)
      Accrued expenses and
       other liabilities                2,050         (521)           (63)
      Taxes payable                     1,875         (588)           (71)
      Other long-term payables                       5,513            663
                                    ---------    ---------      ---------
       Net cash used in
        operating activities          (24,339)     (28,589)        (3,436)
                                    ---------    ---------      ---------
Cash flows from investing
 activities:
  Additions to property, plant
   and equipment                      (22,375)     (20,691)        (2,487)
                                    ---------    ---------      ---------
       Net cash used in
        investing activities          (22,375)     (20,691)        (2,487)
                                    ---------    ---------      ---------

                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (continued)
                            (Amounts in thousands)

                                      Six Months Ended June 30,
                                     ----------------------------
                                      1995                 1996
                                     -------   ------------------
                                       RMB       RMB        USD
                                     -------   --------   -------
Cash flows from financing
 activities:
  Net proceeds from short-term
   bank loans                         23,270     83,875    10,081
  Net proceeds from other
   short-term borrowings                            624        75
  Repayment of other short-term
   borrowings                                    (6,656)     (800)
  Net proceeds from (repayments
   of) long-term bank loans           24,380    (27,726)   (3,332)
  Payments of finance lease
   obligations                        (6,954)    (3,316)     (399)
  Sale of common stock and
   warrants, net of costs                         3,734       449
                                     -------   --------   -------
      Net cash provided by
       financing activities           40,696     50,535     6,074
                                     -------   --------   -------
Cash and cash equivalents:
  Net increase (decrease)             (6,018)     1,255       151
  At beginning of period               8,275      6,507       782
                                     -------   --------   -------
  At end of period                     2,257      7,762       933
                                     =======   ========   =======


                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996


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

Foreign Currency Translation - In preparing the consolidated financial
- ----------------------------
statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transactions are translated into RMB using the applicable floating rates of exchange as quoted by the People's Bank of China prevailing at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable exchange rates prevailing at the balance sheet dates. The resulting exchange gains or losses are recorded in the consolidated statements of operations for the periods in which they occur.

     The Company's share capital is denominated in United States dollars ("USD" or "US$") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

     Translation of amounts from RMB into USD for the convenience of the reader has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June

30, 1996 of US$1.00 = RMB 8.32. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

Basis of Presentation - The accompanying consolidated financial statements are
- ---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months and six months ended June 30, 1995 and 1996, and the changes in cash flows for the six months ended June 30, 1995 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

Net Income (Loss) Per Common Share - During April 1995, the Company issued new
- ----------------------------------
shares of common stock in consideration for the acquisition of all of the capital stock of Winfill, in a transaction which has been accounted for as a reverse acquisition. As a result, net income (loss) per common share for the three months and six months ended June 30, 1995 is presented on a pro forma basis, and has been calculated using the shares of common stock as if the existing and new common shares had been outstanding throughout each respective period, except for the common shares issued to consultants related to the non-recurring recapitalization cost, which were appropriately weighted in the calculation. Net income per common share for the three months and six months ended June 30, 1996 is based on the weighted average number of shares of common stock outstanding, including common stock equivalents. Common stock equivalents consist of outstanding common stock purchase warrants.

2.  INVENTORIES

     Inventories consisted of the following at December 31, 1995 and June 30, 1996:

                        December 31, 1995         June 30, 1996
                      ---------------------   ---------------------
                         RMB         USD         RMB         USD
                      ----------  ---------   ----------  ---------
Raw materials         18,743,000  2,253,000   27,673,000  3,326,000
Work-in-progress       3,075,000    369,000    3,950,000    475,000
Finished goods        13,651,000  1,641,000   24,521,000  2,947,000
                      ----------  ---------   ----------  ---------
                      35,469,000  4,263,000   56,144,000  6,748,000
                      ==========  =========   ==========  =========


3.  DEFERRED PRE-OPERATING COSTS

     Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and are being amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility.


4.  TRANSFER OF ACCOUNTS RECEIVABLE

     In conjunction with the formation of SCBW and the transfer of the operating assets of SCH to SCBW effective July 1, 1994, SCBW was granted an option to transfer to SCH certain accounts receivable outstanding as of July 1, 1994 at cost, should such accounts receivable remain uncollected as of June 30, 1996.
As of December 31, 1995, the amount of such outstanding accounts receivable was RMB 13,120,000. The parties elected to modify the option's transfer date, and accordingly, as of January 1, 1996, SCBW transferred to SCH RMB 13,120,000 of accounts receivable, and SCH assumed an equivalent amount of SCBW's short-term bank debt.


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

     SCBW leased back the buildings from SCH for a period of 20 years under an operating lease agreement that provides for escalating minimum rental payments during the first five years of the lease, and also an escalating minimum usage rate, of RMB 28,000,000. The escalating minimum usage rate increases from 30% in 1996 to 70% in 2000, and to the extent that the usage rate is between the respective annual rate and 70%, such portion of rent expense payable will be deferred. SCBW will account for scheduled rent increases payable regardless of future usage of the buildings on the straight-line basis over the lease term. The minimum annual rent payable in each of the first five years commencing January 1, 1996, assuming a usage rate of 70%, is as follows: 1996 - RMB 4,200,000; 1997 - RMB 4,900,000; 1998 - RMB 5,600,000; 1999 - RMB 6,300,000;
2000 - RMB 7,000,000. SCBW prepaid the first five years of rent to SCH, assuming a usage rate of 70%, of RMB 28,000,000 by reducing its accounts receivable due from SCH by an equal amount. To the extent that the utilization rate is less than 70% in any year during the five year period ending December 31, 2000, the unused prepaid rent can be carried forward during the first four years of such five year period. In the opinion of management, the prepaid rent will be fully utilized during the five years ending December 31, 2000.


6.  LOAN FROM PARENT COMPANY

     The loan from parent company of RMB 33,280,000 is denominated in USD, is unsecured, bears no interest, and has no fixed repayment terms.


7.  SALE OF SECURITIES

     During March 1996, the Company sold 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, generating net proceeds of RMB 3,734,000 (USD 449,000). Each common stock purchase warrant entitles the holder to purchase one share of common stock for US$3.00 per share on or before February 28, 1998.


8.  NON-RECURRING RECAPITALIZATION COST

     On April 5, 1995, the Company issued 770,000 shares of common stock to certain consultants in conjunction with the reverse acquisition. The Company accounted for the value of the 770,000 shares as a non-recurring recapitalization cost during the three months and six months ended June 30, 1995, and recorded a charge to operations of USD 770 (US$1.00 per share) as management's estimate of the fair value of the consideration paid.


9.  ANTI-DUMPING INVESTIGATION

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

     During November 1995, Commerce issued a preliminary determination which calculated a 61.67% dumping margin on bicycles manufactured by SCBW and all but nine Chinese bicycle manufacturers. As a result, each Chinese bicycle manufacturer which continued to export product to the United States was required to post a "single-entry bond" equal to the estimated potential duty on bicycles exported to the United States from the date of the preliminary notice until the date of the final determination.

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

     On June 4, 1996, the ITC made a negative final determination in its anti-dumping investigation on imports of bicycles from

China. The negative ITC determination means that the ITC found that there is not a reasonable indication that a United States industry is materially injured or threatened with material injury by reason of imports of bicycles from China. The negative ITC determination allows SCBW to resume its normal operations and export to the United States without the imposition of an anti-dumping duty.

     The United States bicycle manufacturers appealed the determinations of both Commerce and the ITC in the United States Court of International Trade on June 30, 1996 and July 19, 1996, respectively. Legal counsel for SCBW is responding to such appeals, and, in addition, has filed its own action to challenge Commerce's calculation methodologies with respect to the 61.67% dumping margin. The resolution of the appeals will take approximately one year to complete. The Company is unable to predict the ultimate resolution of this matter.

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

     During November 1995, Commerce issued a preliminary determination which calculated a 61.67% dumping margin on bicycles manufactured by SCBW and all but nine Chinese bicycle manufacturers. As a result, each Chinese bicycle manufacturer which continued to export product to the United States was required to post a "single-entry bond" equal to the estimated potential duty on bicycles exported to the United States from the date of the preliminary notice until the date of the final determination.

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

     On June 4, 1996, the ITC made a negative final determination in its anti-dumping investigation on imports of bicycles from China. The negative ITC determination means that the ITC found that there is not a reasonable indication that a United States industry is materially injured or threatened with material injury by reason of imports of bicycles from China. The negative ITC determination allows SCBW to resume its normal operations and export to the United States without the imposition of an anti-dumping duty.

     The United States bicycle manufacturers appealed the determinations of both Commerce and the ITC in the United States Court of International Trade on June 30, 1996 and July 19, 1996, respectively. Legal counsel for SCBW is responding to such appeals, and, in addition, has filed its own action to challenge Commerce's calculation methodologies with respect to the 61.67% dumping margin. The resolution of the appeals will take approximately one year to complete. The Company is unable to predict the ultimate resolution of this matter.

Consolidated Results of Operations:

     Three Months Ended June 30, 1995 and 1996 -

     Sales for the three months ended June 30, 1996 were RMB 42,801,000, as compared to RMB 49,535,000 for the three months ended June 30, 1995, a decrease of RMB 6,634,000 or 13.4%. Sales to companies related to SCH, a related entity, for the three months ended June 30, 1996 were approximately RMB 15,000,000 or 35.0% of sales, as compared to RMB 4,140,000 or 8.4% of sales for the three months ended June 30, 1995. The decrease in sales in 1996 as compared to 1995 was a result of the negative effect that the anti-dumping investigation had on export sales to the United

States, which caused a change in the product mix, which in turn caused a reduction in sales prices ranging from 6% to 8%.

     As a result of the anti-dumping investigation, export sales to the United States had ceased beginning in the fourth quarter of 1995, resulting in an increased reliance on domestic sales in China. The Company's normal operating cash flow, which is adversely affected by the extended accounts receivable collection cycle that is typical of Chinese companies that have a substantial portion of their customers in China, has also been affected by the reduction in United States dollars that are generated through export sales. Accordingly, the Company has focused its recent sales efforts on not only increasing domestic sales in China under its "Seven Stars" brand, but also on concurrently developing distribution channels to other Southeast Asian markets, South America and Australia, and on establishing an exercise equipment product line. However, with the recent favorable resolution of the anti-dumping investigation, the Company expects to reopen its distribution channel to the United States during the latter part of 1996.

     Gross profit for the three months ended June 30, 1996 was RMB 6,828,000 or 16.0% of sales, as compared to RMB 9,035,000 or 18.3% of sales for the three months ended June 30, 1995. The decrease in gross profit as a percentage of sales in 1996 as compared to 1995 was a result of the negative effect that the anti-dumping investigation had on export sales to the United States, which caused a change in the product mix, which in turn caused a reduction in sales price ranging from 6% to 8%.

     Selling, general and administrative expenses for the three months ended June 30, 1996 were RMB 2,194,000 or 5.1% of sales, as compared to RMB 2,733,000 or 5.5% of sales for the three months ended June 30, 1995, a decrease of RMB 539,000 or 19.7%. The decrease in selling, general and administrative expenses in 1996 as compared to 1995, both on an absolute basis and as a percentage of sales, was primarily a result of export sales, which have lower selling expenses than domestic sales in China, representing a larger portion of total sales in 1996 as compared to 1995, and the effect of the cost sharing agreement with SCH, which became effective July 1, 1995. Pursuant to this cost sharing agreement, SCH agreed to bear 40% of the selling, general and administrative expenses of SCBW, representing its share of management and selling activities incurred by SCBW on SCH's behalf. Selling, general and administrative expenses for the three months ended June 30, 1995 did not include any costs associated with the operation of a public company.

     Amortization of deferred pre-operating costs for the three months ended June 30, 1996 was RMB 2,133,000. Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and are being amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility.

     On April 5, 1995, the Company issued 770,000 shares of common stock to certain consultants in conjunction with the reverse acquisition. The Company accounted for the value of the 770,000 shares as a non-recurring recapitalization cost during the three months ended June 30, 1995, and recorded a charge to operations of USD 770 (US$1.00 per share) as management's estimate of the fair value of the consideration paid.

     Interest expense, net of amounts capitalized in 1995, for the three months ended June 30, 1996 was RMB 992,000 or 2.3% of sales, as compared to RMB 1,410,000 or 2.9% of sales for the three months ended June 30, 1995. The decrease in interest expense was primarily a result of a reduction in bank loans utilized to finance working capital requirements in 1996 as compared to 1995 and a reduction in interest rates during 1996.

     As a result of the aforementioned factors, net income for the three months ended June 30, 1996 was RMB 1,565,000 (per share - RMB .27; USD .03) or 3.7% of sales, as compared to a net loss of RMB 1,976,000 (RMB .37 per share) for the three months ended June 30, 1995. Excluding the amortization of deferred pre-operating costs of RMB 2,133,000 in 1996 and the non-recurring recapitalization cost of RMB 6,407,000 in 1995, pro forma net income for the three months ended June 30, 1996 would have been RMB 3,698,000 (per share - RMB .63; USD .08) or 8.6% of sales, as compared to RMB 4,431 (RMB .83 per share) or 9.0% of sales for the three months ended June 30, 1995.


     Six Months Ended June 30, 1995 and 1996 -

     Sales for the six months ended June 30, 1996 were RMB 82,978,000, as compared to RMB 82,154,000 for the six months ended June 30, 1995, an increase of RMB 824,000 or 1.0%. Sales to companies related to SCH, a related entity, for the six months ended June 30, 1996 were approximately RMB 25,000,000 or 30.1% of sales, as compared to RMB 7,390,000 or 9.0% of sales for the six months ended June 30, 1995. The increase in sales in 1996 as compared to 1995 was a result of the development of new distribution channels in the domestic bicycle market in China.

     As a result of the anti-dumping investigation, export sales to the United States had ceased beginning in the fourth quarter of 1995, resulting in an increased reliance on domestic sales in China. The Company's normal operating cash flow, which is adversely affected by the extended accounts receivable collection cycle that is typical of Chinese companies that have a substantial portion of their customers in China, has also been affected by the reduction in United States dollars that are generated through export sales. Accordingly, the Company has focused its recent sales efforts on not only increasing domestic sales in China under its "Seven Stars" brand, but also on concurrently developing distribution channels to other Southeast Asian markets, South America and Australia, and on establishing an exercise equipment product line. However, with the recent favorable resolution of the anti-dumping investigation, the Company expects to reopen its distribution channel to the United States during the latter part of 1996.

     Gross profit for the six months ended June 30, 1996 was RMB 16,521,000 or 19.9% of sales, as compared to RMB 15,869,000 or 19.3% of sales for the six months ended June 30, 1995. The increase in gross profit as a percentage of sales in 1996 as compared to 1995 was a result of the application of a new steel tube manufacturing technology in mid-1995, which requires less raw materials, has a lower production cost, and entitles the Company to a refund on Value Added Tax paid.

     Selling, general and administrative expenses for the six months ended June 30, 1996 were RMB 5,532,000 or 6.7% of sales, as compared to RMB 6,142,000 or 7.5% of sales for the six months ended June 30, 1995, a decrease of RMB 610,000 or 9.9%. The decrease in selling, general and administrative expenses in 1996 as compared to 1995, both on an absolute basis and as a percentage of sales, was primarily a result of export sales, which have lower selling expenses than domestic sales in China, representing a larger portion of total sales in 1996 as compared to 1995, and the effect of the cost sharing agreement with SCH, which became effective July 1, 1995. Pursuant to this cost sharing agreement, SCH agreed to bear 40% of the selling, general and administrative expenses of SCBW, representing its share of management and selling activities incurred by SCBW on SCH's behalf. Selling, general and administrative expenses for the six months ended June 30, 1995 did not include any costs associated with the operation of a public company.

     Amortization of deferred pre-operating costs for the six months ended June 30, 1996 was RMB 4,267,000. Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and are being amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility.

     On April 5, 1995, the Company issued 770,000 shares of common stock to certain consultants in conjunction with the reverse acquisition. The Company accounted for the value of the 770,000 shares as a non-recurring recapitalization cost during the six months ended June 30, 1995, and recorded a charge to operations of USD 770 (US$1.00 per share) as management's estimate of the fair value of the consideration paid.

     Interest expense, net of amounts capitalized in 1995, for the six months ended June 30, 1996 was RMB 2,914,000 or 3.5% of sales, as compared to RMB 2,561,000 or 3.1% of sales for the six months ended June 30, 1995. The increase in interest expense was primarily a result of an increase in bank loans utilized to finance working capital requirements in 1996 as compared to 1995, which more than offset the reduction in interest rates during 1996.

     As a result of the aforementioned factors, net income for the six months ended June 30, 1996 was RMB 3,444,000 (per share - RMB .59; USD .07) or 4.2% of sales, as compared to net income of RMB 313,000 (RMB .06 per share) or .4% of sales for the six months ended June 30, 1995. Excluding the amortization of deferred pre-operating costs of RMB 4,267,000 in 1996 and the non-recurring recapitalization cost of RMB 6,407,000 in 1995, pro forma net income for the six months ended June 30, 1996 would have been RMB 7,711,000 (per share - RMB 1.33; USD .16) or 9.3% of sales, as compared to RMB 6,720,000 (RMB 1.32 per share) or 8.2% of sales for the six months ended June 30, 1995.


Consolidated Financial Condition - June 30, 1996:

     Liquidity and Capital Resources -

     For the six months ended June 30, 1996, the Company's operations utilized cash resources of RMB 28,589,000. The most significant components of the cash utilized by operations in 1996 were the increase in inventories of RMB 20,675,000, the increase in due from related companies (as a result of sales to companies related to SCH) of RMB 10,000,000, and the decrease in accounts payable of RMB 12,673,000, which was partially offset by an increase of RMB 5,513,000 in other long-term payables.

     Through December 31, 1995, the Company relied primarily on short-term bank loans to finance the construction of its new production facility, resulting in a net working capital deficit of RMB 71,496,000 at December 31, 1995. However, primarily as a result of the sale/leaseback transaction described below, the Company had reduced its net working capital deficit to RMB 13,089,000 at June 30, 1996. As a result, the Company's current ratio at June 30, 1996 was .93:1, as compared to .73:1 at December 31, 1995.

     Except with regard to the initial transaction pursuant to which SCBW was organized and capitalized and the sale of the Company's equity securities during March 1996, the Company's primary method of financing its capital requirements has been bank loans. Short-term bank loans are unsecured, repayable within one year, have interest rates ranging from 9.9% to 13.0%, and have been utilized for working capital purposes and to finance the expansion of the production facility and the purchase of equipment. Long-term bank loans are secured by property, plant and equipment and long-term bank deposits, have interest rates ranging from 5.4% to 13.2%, are guaranteed by related enterprises of SCH, and have been utilized to finance the expansion of the production facility and the purchase of equipment.

     Exclusive of the reduction in short-term and long-term bank loans as a result of the sale/leaseback with SCH and the transfer of accounts receivable to SCH as discussed below, during the six months ended June 30, 1996, short-term bank loans increased by RMB 83,875,000, which were utilized to repay other short-term borrowings of RMB 6,656,000, payments of finance lease obligations of RMB 3,316,000 and long-term bank loans (including the current portion) of RMB 27,726,000.

     During March 1996, the Company raised net proceeds of RMB 3,734,000 (USD 448,200) through the sale of 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of common stock for US$3.00 per share on or before February 28, 1998.

     During the six months ended June 30, 1996, the net cash provided by financing activities of RMB 50,535,000 was utilized to fund additions to property, plant and equipment of RMB 20,691,000 and operating cash flow requirements.

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

     In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for RMB 34,800,000. The note is denominated in United States dollars, is unsecured, bears no interest, has no fixed repayment terms, and had a balance of RMB 33,280,000 at June 30, 1996. There have been no payments on this note, with the principal balance changing only as a result of changes in the currency conversion rates between the Chinese Renminbi and the United States dollar. The Company believes that the existing terms of this note will continue until substantial full-scale production at the new facility is reached. Although the new production facility has been completed and will become fully operational in 1996, substantial full-scale production will take at least two years to attain.

     Through the end of 1997, SCBW currently plans to expend approximately RMB 40,000,000 with respect to the second phase of development of the new production facility, including the tube production line and the spare parts welding line, which is expected to be funded through long-term debt, to the extent available, and/or the sale of the Company's equity securities.

     In conjunction with the formation of SCBW and the transfer of the operating assets of SCH to SCBW effective July 1, 1994, SCBW was granted an option to transfer to SCH certain accounts receivable outstanding as of July 1, 1994 at cost, should such accounts receivable remain uncollected as of June 30, 1996.
As of December 31, 1995, the amount of such outstanding accounts receivable was RMB 13,120,000. The parties elected to modify the option's transfer date, and accordingly, effective as of January 1, 1996, SCBW transferred to SCH RMB 13,120,000 of accounts receivable, and SCH assumed an equivalent amount of SCBW's short-term bank debt.

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

     SCBW leased back the buildings from SCH for a period of 20 years under an operating lease agreement that provides for escalating minimum rental payments during the first five years of the lease, and also an escalating minimum usage rate, of RMB 28,000,000. The escalating minimum usage rate increases from 30% in 1996 to 70% in 2000, and to the extent that the usage rate is between the respective annual rate and 70%, such portion of rent expense payable will be deferred. SCBW will account for scheduled rent increases payable regardless of future usage of the buildings on the straight-line basis over the lease term. The minimum annual rent payable in each of the first five years commencing January 1, 1996, assuming a usage rate of 70%, is as follows:
1996 - RMB 4,200,000; 1997 - RMB 4,900,000; 1998 - RMB 5,600,000; 1999 - RMB
6,300,000; 2000 - RMB 7,000,000. SCBW prepaid the first five years of rent to SCH, assuming a usage rate of 70%, of RMB 28,000,000 by reducing its accounts receivable due from SCH by an equal amount. To the extent that the utilization rate is less than 70% in any year during the five year period ending December 31, 2000, the unused prepaid rent can be carried forward during the first four years of such five year period. In the opinion of management, the prepaid rent will be fully utilized during the five years ending December 31, 2000. As a result of this sale/leaseback transaction, the Company has been able to substantially reduce future depreciation expense related to the new production facility and interest expense related to the debt that had been incurred to build the new production facility.

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

     The Company expects that 1996 will be a transition year, during which operating results will be under significant pressure as a result of several factors. Although the new production facility has been completed and will become fully operational in 1996, substantial full-scale production will take at least two years to attain. During this period, the Company will incur substantial additional operating costs, including increased depreciation and the amortization of deferred pre-operating costs, without the full benefit of increased production from the new facility. In addition, the Company will require additional operating capital substantially in excess of that available from domestic sources in China to support increased production levels at the new facility. Finally, as a result of the anti-dumping investigation, export sales to the United States had ceased beginning in the fourth quarter of 1995, resulting in an increased reliance on domestic Chinese sales, which typically have an extended collection cycle and do not generate United States dollars, and non-United States export sales. However, with the recent favorable resolution of the anti-dumping investigation, the Company expects to reopen its distribution channel to the United States during the latter part of 1996.

     Inflation and Currency Matters -

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the six months ended June 30, 1996, the general inflation rate in China was in excess of 10% on an annualized basis. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     A substantial portion of the Company's revenues are denominated in RMB. As a result, continued devaluation of the RMB against the USD will adversely affect the Company's financial performance when measured in USD, and may have material adverse effects upon the results of operations and financial position. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since late 1994. The unified exchange rate was US$1.00 to RMB 8.70 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, and RMB 8.32 at June 30, 1996.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

           27  Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K -

           Three Months Ended June 30, 1996:  None.

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



                                         FREMONT CORPORATION
                                         -------------------
                                            (Registrant)




Date:  September 12, 1996           By:  /s/ ROBERT N. WEINGARTEN
                                         ------------------------
                                         Robert N. Weingarten
                                         Chief Financial Officer
                                         (Duly authorized officer
                                          and principal financial
                                          officer)