Form 10QSB
period 1996-09-30
FREMONT CORP
filed 1996-11-14
CIK 38981

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from _________ to _________

                        Commission file number:  0-8128
                                                 ------

                              FREMONT CORPORATION
--------------------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

            Delaware                             76-0402886
-------------------------------            ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

                       9454 Wilshire Boulevard, 6th Floor
                        Beverly Hills, California 90212
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (310) 358-1006
                                                 --------------

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

     As of October 31, 1996, the issuer had 5,773,639 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:
                              Yes          No   X
                                  -----       -----

Total sequentially numbered pages in this document:  27.

                     FREMONT CORPORATION AND SUBSIDIARIES
                     ------------------------------------

                                     INDEX
                                     -----


PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 1995 and September 30, 1996

              Condensed Consolidated Statements of Operations
              (Unaudited) -
              Three Months and Nine Months Ended September 30,
              1995 and 1996

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) -
              Nine Months Ended September 30, 1995 and 1996

              Notes to Condensed Consolidated Financial
              Statements (Unaudited) -
              Three Months and Nine Months Ended September 30,
              1995 and 1996

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



                               December 31, 1995   September 30, 1996
                               ------------------  ------------------
                                RMB        USD        RMB       USD
                               -------     ------   -------   ------
ASSETS

Current assets:
  Cash and cash
   equivalents                   6,507        781    20,754    2,491
  Accounts receivable,
   net (Note 4)                 83,502     10,024    73,097    8,775
  Inventories (Note 2)          35,469      4,258    57,982    6,961
  Due from related
   companies (Note 5)           43,501      5,222    27,703    3,326
  Other receivables             20,280      2,435    26,422    3,172
  Prepayments and
   other current assets          2,036        244     2,224      267
                               -------     ------   -------   ------
    Total current assets       191,295     22,964   208,182   24,992
                               -------     ------   -------   ------

Property, plant and
 equipment (Note 5)            256,107     30,745   148,169   17,787
Less accumulated
 depreciation                  (12,715)    (1,526)  (19,180)  (2,302)
                               -------     ------   -------   ------
                               243,392     29,219   128,989   15,485
                               -------     ------   -------   ------

Bank deposits                   20,800      2,497    20,800    2,497
Goodwill, net                   37,766      4,534    37,033    4,446
Deferred pre-operating
 costs, net (Note 3)             8,534      1,025     2,133      256
Prepaid rent (Note 5)                                26,200    3,145
Intangible assets, net           5,835        700     5,470      657
Other long-term assets           2,136        256     1,955      234
                               -------     ------   -------   ------
    Total assets               509,758     61,195   430,762   51,712
                               =======     ======   =======   ======




                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                            (Amounts in thousands,
                  except number of shares and per share data)

                               December 31, 1995  September 30, 1996
                               -----------------  ------------------
                                 RMB        USD       RMB      USD
                               --------   -------   -------   ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term bank loans
   (Note 5)                     161,278    19,361   163,300   19,604
  Other short-term
   borrowings                     6,656       799       625       75
  Accounts payable               31,124     3,736    17,771    2,133
  Accrued expenses and
   other liabilities             17,478     2,098    17,269    2,073
  Taxes payable                   7,712       926     8,423    1,011
  Long-term bank loans,
   current portion
   (Note 5)                      27,726     3,329
  Finance lease
   obligations, current
   portion                       10,817     1,299    10,817    1,299
                                -------    ------   -------   ------
    Total current
     liabilities                262,791    31,548   218,205   26,195

Long-term bank loans
 (Note 5)                        43,938     5,275       230       28
Finance lease
 obligations                     18,904     2,269    12,276    1,474
Loan from parent company
 (Note 6)                        33,280     3,995    33,280    3,995
Other long-term payables          9,755     1,171    16,956    2,035
                                -------    ------   -------   ------
    Total liabilities           368,668    44,258   280,947   33,727
                                -------    ------   -------   ------

Minority interests               11,864     1,424    12,422    1,491
                                -------    ------   -------   ------


                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                            (Amounts in thousands,
                  except number of shares and per share data)

                            December 31, 1995  September 30, 1996
                            -----------------  ------------------
                               RMB      USD       RMB      USD
                             -------   ------   -------   ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Shareholders' equity
 (Note 8):
 Common stock, par value
  US$ .001 per share;
  authorized -
  100,000,000 shares;
  issued and
  outstanding -
  5,602,639 shares at
  December 31, 1995 and
  5,773,639 shares at
  September 30, 1996              47        6        48        6
 Additional paid-in
  capital                    112,145   13,462   116,001   13,926
 Dedicated capital            10,213    1,226    10,213    1,226
 Retained earnings             6,821      819    11,131    1,336
                             -------   ------   -------   ------
    Total shareholders'
     equity                  129,226   15,513   137,393   16,494
                             -------   ------   -------   ------
    Total liabilities
     and shareholders'
     equity                  509,758   61,195   430,762   51,712
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

                                            Three Months Ended September 30,
                                           -----------------------------------
                                             1995                1996
                                           ---------    ----------------------
                                              RMB          RMB          USD
                                           ---------    ---------    ---------
Sales, including
 approximately RMB 22,950 in
 1995 and RMB 2,104 in 1996
 to companies related to SCH                  45,156       56,672        6,803
Costs of goods sold                           36,055       45,527        5,465
                                           ---------    ---------    ---------
  Gross profit                                 9,101       11,145        1,338

Selling, general and
  administrative expenses                      4,002        4,607          553

Amortization of deferred
  pre-operating costs (Note 3)                              2,134          256

Interest expense, net                          1,141        2,043          245

Other (income) expense, net                       (8)         (84)         (10)
                                           ---------    ---------    ---------
  Income before income taxes                   3,950        2,445          294

Provision for income taxes                      (250)        (250)         (30)
                                           ---------    ---------    ---------
  Income before minority
   interests                                   3,700        2,195          264

Minority interests                            (1,117)      (1,329)        (160)
                                           ---------    ---------    ---------
  Net income                                   2,583          866          104
                                           =========    =========    =========

Net income per common share                      .46          .15          .02
                                           =========    =========    =========

Weighted average number of
  common shares (Note 1)                   5,602,639    5,902,514    5,902,514
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

                                             Nine Months Ended September 30,
                                           -----------------------------------
                                             1995                1996
                                           ---------    ----------------------
                                              RMB          RMB          USD
                                           ---------    ---------    ---------
Sales, including
 approximately RMB 30,340 in
 1995 and RMB 27,104 in 1996
 to companies related to SCH                 127,310      139,650       16,765
Costs of goods sold                          102,340      111,984       13,444
                                           ---------    ---------    ---------
  Gross profit                                24,970       27,666        3,321

Selling, general and
 administrative expenses                      10,144       10,139        1,217

Amortization of deferred
 pre-operating costs (Note 3)                               6,401          768

Interest expense, net                          3,702        4,957          595

Other (income) expense, net                        1           51            6

Non-recurring recapitalization
 cost (Note 8)                                 6,407
                                           ---------    ---------    ---------
  Income before income taxes                   4,718        6,118          735

Provision for income taxes                      (750)      (1,250)        (150)
                                           ---------    ---------    ---------
  Income before minority
   interests                                   3,968        4,868          585

Minority interests                            (1,072)        (558)         (67)
                                           ---------    ---------    ---------
  Net income                                   2,896        4,310          518
                                           =========    =========    =========

Net income per common share                      .55          .74          .09
                                           =========    =========    =========

Weighted average number of
  common shares (Note 1)                   5,260,417    5,829,150    5,829,150
                                           =========    =========    =========

                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                            Nine Months Ended September 30,
                                            -------------------------------
                                             1995               1996
                                            -------       -----------------
                                              RMB           RMB        USD
                                            -------       -------    ------

Cash flows from operating
 activities:
 Net income                                   2,896         4,310       518
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation                              7,493         6,464       776
    Amortization                                733         9,299     1,116
    Non-recurring
     recapitalization cost                    6,407
    Minority interests                        1,072           558        67
    Foreign exchange loss                        15
    Changes in operating
     assets and liabilities:
     (Increase) decrease in -
      Accounts receivable, net               (7,802)       (2,715)     (326)
      Inventories                           (17,754)      (22,513)   (2,703)
      Due from related
       companies                                          (12,202)   (1,465)
      Other receivables                                    (6,142)     (737)
      Prepayments and other
       current assets                        (3,244)         (190)      (23)
      Other long-term assets                     93           183        22
     Increase (decrease) in -
      Accounts payable                          918       (13,410)   (1,610)
      Accrued expenses and
       other liabilities                      5,272          (153)      (18)
      Taxes payable                           3,820           711        85
      Other long-term payables                              7,201       865
                                            -------       -------    ------
       Net cash used in
        operating activities                    (81)      (28,599)   (3,433)
                                            -------       -------    ------
Cash flows from investing
 activities:
  Additions to property, plant
   and equipment                            (41,041)      (23,528)   (2,825)
                                            -------       -------    ------
       Net cash used in
        investing activities                (41,041)      (23,528)   (2,825)
                                            -------       -------    ------

                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (continued)
                             (Amounts in thousands)

                                       Nine Months Ended September 30,
                                       -------------------------------
                                        1995              1996
                                       ------      -------------------
                                        RMB          RMB         USD
                                       ------      -------      ------
Cash flows from financing
 activities:
  Net proceeds from short-term
   bank loans                          17,868      102,901      12,353
  Net proceeds from other
   short-term borrowings                               625          75
  Repayment of other short-term
   borrowings                                       (6,656)       (799)
  Net proceeds from (repayments
   of) long-term bank loans            27,380      (27,726)     (3,328)
  Payments of finance lease
   obligations                         (8,438)      (6,628)       (796)
  Sale of common stock and
   warrants, net of costs                            3,733         448
  Exercise of warrants                                 125          15
                                       ------      -------      ------
    Net cash provided by
     financing activities              36,810       66,374       7,968
                                       ------      -------      ------
Cash and cash equivalents:
  Net increase (decrease)              (4,312)      14,247       1,710
  At beginning of period                8,275        6,507         781
                                       ------      -------      ------
  At end of period                      3,963       20,754       2,491
                                       ======      =======      ======

                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996


1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization - Fremont Corporation, a Delaware corporation (the "Company"), was
------------
incorporated in the State of Utah on April 22, 1955, as Fremont Uranium Corporation. As of July 1, 1993, a change of domicile merger was effected, the result of which was that the Company changed its name to Fremont Corporation and became incorporated in the State of Delaware.

Reverse Acquisition - From 1989 through April 28, 1995, the Company was engaged
-------------------
in acquiring interests in oil and natural gas properties and in seeking potential acquisition or merger opportunities. The Company entered into a Share Exchange Agreement dated as of March 23, 1995, and as amended on March 30, 1995, with Million Treasure Enterprises Limited ("MTE") and Winfill Holdings International Limited ("Winfill"), both of which are British Virgin Islands corporations. Pursuant to the Share Exchange Agreement, on April 28, 1995, the Company acquired from MTE 41,000 shares of common stock of Winfill, representing all of the issued and outstanding capital stock of Winfill, in exchange for the issuance of 4,760,000 shares of the Company's common stock, together with a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock in exchange for an equivalent number of shares of common stock. The terms of the Class B common stock are identical to that of the common stock (which will be designated Class A common stock) except that the holder thereof will be entitled to three votes per share. The warrant can be exercised after the Company's Certificate of Incorporation is amended to authorize the Class B common stock.

     Immediately prior to this transaction, the Company had a total of 842,639 shares of common stock issued and outstanding, after a 1-for-100 reverse stock split effective April 28, 1995. The 4,760,000 shares of common stock represented approximately 85% of the outstanding shares of common stock of the Company, after all shares were issued and the 1-for-100 reverse stock split was effected as set forth in the Share Exchange Agreement. All common share and per share data in the accompanying condensed consolidated financial statements have been restated to reflect this reverse stock split.

     South China Bicycles Winfill Limited ("SCBW") is a Sino-foreign joint venture formed to engage in the design, manufacture and marketing of bicycles, bicycle parts and components, steel tubes, and exercise equipment. Winfill owns a 98% equity interest in SCBW and South China Bicycles Company (Holdings)

Limited ("SCH"), a state-owned enterprise incorporated in the People's Republic of China, owns the remaining 2% equity interest in SCBW. Winfill and SCH formed SCBW effective July 1, 1994, to acquire and operate the bicycle, bicycle parts and components and steel tube manufacturing operations of SCH at a consideration of RMB 152,076,000. Except for a 69% interest in South China Bicycles Co., Ltd. ("SCB"), SCBW owns 100% interests in its principal operating subsidiaries, all of which are organized in the People's Republic of China. The factory operations of SCBW's subsidiaries are located at several sites in Zhaoqing City, Guangdong Province, People's Republic of China. For accounting purposes, the transaction has been treated as a recapitalization of Winfill with Winfill as the acquiror (reverse acquisition). The historical financial statements prior to April 28, 1995 are those of Winfill. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Foreign Currency Translation - In preparing the consolidated financial
----------------------------
statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transactions are translated into RMB using the applicable floating rates of exchange as quoted by the People's Bank of China prevailing at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable exchange rates prevailing at the balance sheet dates. The resulting exchange gains or losses are recorded in the consolidated statements of operations for the periods in which they occur.

     The Company's share capital is denominated in United States dollars ("USD" or "US$") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

     Translation of amounts from RMB into USD for the convenience of the reader has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on

September 30, 1996 of US$1.00 = RMB 8.33. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

Basis of Presentation - The accompanying consolidated financial statements are
---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1996, the results of operations for the three months and nine months ended September 30, 1995 and 1996, and the changes in cash flows for the nine months ended September 30, 1995 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

Net Income (Loss) Per Common Share - During April 1995, the Company issued new
----------------------------------
shares of common stock in consideration for the acquisition of all of the capital stock of Winfill, in a transaction which has been accounted for as a reverse acquisition. As a result, for nine months ended September 30, 1995, net income per common share is presented on a pro forma basis, and has been calculated using the shares of common stock as if the existing and new common shares had been outstanding throughout the period, except for the common shares issued to consultants related to the non-recurring recapitalization cost, which were appropriately weighted in the calculation. Net income per common share for the three months ended September 30, 1995, and the three months and nine months ended September 30, 1996, is based on the weighted average number of shares of common stock outstanding, including common stock equivalents. Common stock equivalents consist of outstanding common stock purchase warrants.


2.  INVENTORIES

     Inventories consisted of the following at December 31, 1995 and September 30, 1996:

                          December 31, 1995                 September 30, 1996
                        ---------------------             ---------------------
                           RMB         USD                   RMB         USD
                        ----------  ---------             ----------  ---------
Raw materials           18,743,000  2,250,000             21,213,000  2,547,000
Work-in-progress         3,075,000    369,000             10,868,000  1,305,000
Finished goods          13,651,000  1,639,000             25,901,000  3,109,000
                        ----------  ---------             ----------  ---------
                        35,469,000  4,258,000             57,982,000  6,961,000
                        ==========  =========             ==========  =========


3.  DEFERRED PRE-OPERATING COSTS

     Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and are being amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility. Amortization expense was RMB 2,134,000 and RMB 6,401,000 for the three months and nine months ended September 30, 1996, respectively.


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

     SCBW leased back the buildings from SCH for a period of 20 years under an operating lease agreement that provides for escalating minimum rental payments during the first five years of the lease, and also an escalating minimum usage rate, of RMB 28,000,000. The escalating minimum usage rate increases from 30% in 1996 to 70% in 2000, and to the extent that the usage rate is between the respective annual rate and 70%, such portion of rent expense payable will be deferred. SCBW prepaid the first five years of rent to SCH, assuming a usage rate of 70%, of RMB 28,000,000 by reducing its accounts receivable due from SCH by an equal amount. To the extent that the utilization rate is less than 70% in any year during the five year period ending December 31, 2000, the unused prepaid rent can be carried forward during the first four years of such five year period. The Company estimates that rent expense for 1996 will be RMB 2,400,000. In the opinion of management, the prepaid rent will be fully utilized during the five years ending December 31, 2000.


6.  LOAN FROM PARENT COMPANY

     The unsecured loan of RMB 33,280,000 from MTE, the parent company, is denominated in USD, bears no interest, and has no fixed repayment terms.


7.  SALE OF SECURITIES

     During March 1996, the Company sold 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, generating net proceeds of RMB 3,733,000 (USD 448,000). Each common stock purchase warrant entitles the holder to purchase one share of common stock for US$3.00 per share on or before February 28, 1998. During August 1996, 5,000 common stock purchase warrants were exercised, generating net proceeds of RMB

125,000 (USD 15,000), and resulting in the issuance of 5,000 shares of common stock. For each common stock purchase warrant exercised in August 1996, the Company issued an identical common stock purchase warrant.


8.  NON-RECURRING RECAPITALIZATION COST

     On April 5, 1995, the Company issued 770,000 shares of common stock to certain consultants in conjunction with the reverse acquisition. The Company accounted for the value of the 770,000 shares as a non-recurring recapitalization cost during the nine months ended September 30, 1995, and recorded a charge to operations of RMB 6,407,000 as management's estimate of the fair value of the consideration paid.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

     Effective April 28, 1995, the Company acquired Winfill. Winfill owns a 98% interest in SCBW, a Sino-foreign joint venture engaged in the design, manufacture and marketing of bicycles, bicycle parts and components, steel tubes, and exercise equipment. Winfill commenced operations effective July 1, 1994. Except for a 69% interest in SCB, SCBW owns 100% interests in its principal operating subsidiaries, all of which are organized in the People's Republic of China. The factory operations of SCBW's subsidiaries are located at several sites in Zhaoqing City, Guangdong Province, People's Republic of China.

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

Consolidated Results of Operations:

     Three Months Ended September 30, 1995 and 1996 -

     Sales for the three months ended September 30, 1996 were RMB 56,672,000, as compared to RMB 45,156,000 for the three months ended September 30, 1995, an increase of RMB 11,516,000 or 25.5%. Sales to companies related to SCH, a related entity, for the three months ended September 30, 1996 were approximately RMB 2,104,000 or 3.7% of sales, as compared to RMB 22,950,000 or 50.8% of sales for the three months ended September 30, 1995. The increase in sales in 1996 as compared to 1995 was a result of the following factors: (1) the development of new distribution channels in the domestic bicycle market in China; (2) the recent resolution of the anti-dumping investigation, which allowed the Company to resume export sales to the United States during the three months ended September 30, 1996; and (3) the recent introduction of an exercise equipment product line, which was developed for export to the United States and Canada. Export sales to the United States aggregated approximately RMB 22,000,000 during the three months ended September 30, 1996.

     The Company has focused its recent sales efforts on not only increasing domestic sales in China under its "Seven Stars" brand, but also on concurrently developing distribution channels to markets outside North America, including Southeast Asia and Australia, and on establishing an exercise equipment product line.

     Gross profit for the three months ended September 30, 1996 was RMB 11,145,000 or 19.7% of sales, as compared to RMB 9,101,000 or 20.2% of sales for the three months ended September 30, 1995.

     Selling, general and administrative expenses for the three months ended September 30, 1996 were RMB 4,607,000 or 8.1% of sales, as compared to RMB 4,002,000 or 8.9% of sales for the three months ended September 30, 1995, an increase of RMB 605,000 or 15.1%. Selling, general and administrative expenses increased on an absolute basis in 1996 as compared to 1995 primarily as a result of additional shipping costs incurred with respect to increased export sales in 1996, and additional costs in 1996 related to the operation of a public company.

     Amortization of deferred pre-operating costs for the three months ended September 30, 1996 was RMB 2,134,000. Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and are being amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility.

     Interest expense, net of amounts capitalized in 1995, for the three months ended September 30, 1996 was RMB 2,043,000 or 3.6% of sales, as compared to RMB 1,141,000 or 2.5% of sales for the three months ended September 30, 1995. The increase in interest expense was primarily a result of an increase in bank loans utilized to finance working capital requirements in 1996 as compared to 1995.

     As a result of the aforementioned factors, for the three months ended September 30, 1996, net income was RMB 866,000 (per share - RMB .15; USD .02) or 1.5% of sales; excluding the amortization of deferred pre-operating costs of RMB 2,134,000, pro forma net income would have been RMB 3,000,000 (per share - RMB
 .51; USD .06) or 5.3% of sales. For the three months ended September 30, 1995, net income was RMB 2,583,000 (RMB .46 per share) or 5.7% of sales.

     Nine Months Ended September 30, 1995 and 1996 -

     Sales for the nine months ended September 30, 1996 were RMB 139,650,000, as compared to RMB 127,310,000 for the nine months ended September 30, 1995, an increase of RMB 12,340,000 or 9.7%. Sales to companies related to SCH, a related entity, for the nine months ended September 30, 1996 were approximately RMB 27,104,000 or 19.4% of sales, as compared to RMB 30,340,000 or 23.8% of sales for the nine months ended September 30, 1995. The increase in sales in 1996 as compared to 1995 occurred primarily during the three months ended September 30, 1996, and was a result of the following factors: (1) the development of new distribution channels in the domestic bicycle market in China; (2) the recent resolution of the anti-dumping investigation, which allowed the Company to resume export sales to the United States during the three months ended September 30, 1996; and (3) the recent introduction of an exercise equipment product line, which was developed for export to the United States and Canada.

     The Company has focused its recent sales efforts on not only increasing domestic sales in China under its "Seven Stars" brand, but also on concurrently developing distribution channels to markets outside North America, including Southeast Asia and Australia, and on establishing an exercise equipment product line.

     Gross profit for the nine months ended September 30, 1996 was RMB 27,666,000 or 19.8% of sales, as compared to RMB 24,970,000 or 19.6% of sales for the nine months ended September 30, 1995.

     Selling, general and administrative expenses for the nine months ended September 30, 1996 were RMB 10,139,000 or 7.3% of sales, as compared to RMB 10,144,000 or 8.0% of sales for the nine months ended September 30, 1995.

     Amortization of deferred pre-operating costs for the nine months ended September 30, 1996 was RMB 6,401,000. Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and are being amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility.

      On April 5, 1995, the Company issued 770,000 shares of common stock to certain consultants in conjunction with the reverse acquisition. The Company accounted for the value of the 770,000 shares as a non-recurring recapitalization cost during the nine months ended September 30, 1995, and recorded a charge to operations of RMB 6,407,000 as management's estimate of the fair value of the consideration paid.

     Interest expense, net of amounts capitalized in 1995, for the nine months ended September 30, 1996 was RMB 4,957,000 or 3.5% of sales, as compared to RMB 3,702,000 or 2.9% of sales for the nine months ended September 30, 1995. The increase in interest expense was primarily a result of an increase in bank loans utilized to finance working capital requirements in 1996 as compared to 1995.

     As a result of the aforementioned factors, for the nine months ended September 30, 1996, net income was RMB 4,310,000 (per share - RMB .74; USD .09) or 3.1% of sales; excluding the amortization of deferred pre-operating costs of RMB 6,401,000, pro forma net income would have been RMB 10,711,000 (per share - RMB 1.84; USD .22) or 7.7% of sales. For the nine months ended September 30, 1995, net income was RMB 2,896,000 (RMB .55 per share) or 2.3% of sales; excluding the non-recurring recapitalization cost of RMB 6,407,000, pro forma net income would have been RMB 9,303,000 (RMB 1.77 per share) or 7.3% of sales.

Consolidated Financial Condition - September 30, 1996:

     Liquidity and Capital Resources -

     For the nine months ended September 30, 1996, the Company's operations utilized cash resources of RMB 28,599,000. The most significant components of the cash utilized by operations in 1996 were the increase in inventories of RMB 22,513,000, the increase in due from related companies (as a result of sales to companies related to SCH) of RMB 12,202,000, the increase in other receivables of RMB 6,142,000, and the decrease in accounts payable of RMB 13,410,000, which was partially offset by an increase of RMB 7,201,000 in other long-term payables.

     Through December 31, 1995, the Company relied primarily on short-term bank loans to finance the construction of its new production facility, resulting in a net working capital deficit of RMB 71,496,000 at December 31, 1995. However, primarily as a result of the sale/leaseback transaction described below, the Company had reduced its net working capital deficit to RMB 10,023,000 at September 30, 1996. As a result, the Company's current ratio at September 30, 1996 was .95:1, as compared to .73:1 at December 31, 1995.

     Except with regard to the initial transaction pursuant to which SCBW was organized and capitalized and the sale of the Company's equity securities during March and August 1996, the Company's primary method of financing its capital requirements has been bank loans. Short-term bank loans are unsecured, repayable within one year, have interest rates ranging from 9.9% to 13.0%, and have been utilized for working capital purposes and to finance the expansion of the production facility and the purchase of equipment. Long-term bank loans are secured by property, plant and equipment and long-term bank deposits, have interest rates ranging from 5.4% to 13.2%, are guaranteed by related enterprises of SCH, and have been utilized to finance the expansion of the production facility and the purchase of equipment.

     Exclusive of the reduction in short-term and long-term bank loans as a result of the sale/leaseback with SCH and the transfer of accounts receivable to SCH as discussed below, during the nine months ended September 30, 1996, short-term bank loans increased by RMB 102,901,000, which were utilized to repay other short-term borrowings of RMB 6,656,000, payments of finance lease obligations of RMB 6,628,000 and long-term bank loans (including the current portion) of RMB 27,726,000.

     During March 1996, the Company raised net proceeds of RMB 3,733,000 (USD 448,000) through the sale of 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of common stock for US$3.00 per share on or before February 28, 1998. During August 1996, 5,000 common stock purchase warrants were exercised, generating net proceeds of RMB 125,000 (USD 15,000), and resulting in the issuance of 5,000 shares of common stock.
For each common stock purchase warrant exercised in August 1996, the Company issued an identical common stock purchase warrant.

     During the nine months ended September 30, 1996, the net cash provided by financing activities of RMB 66,374,000 was utilized to fund additions to property, plant and equipment of RMB 23,528,000 and operating cash flow requirements.

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

     In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for RMB 34,800,000. The unsecured note is denominated in United States dollars, bears no interest, has no fixed repayment terms, and had a balance of RMB 33,280,000 at September 30, 1996. There have been no payments on this note, with the principal balance changing only as a result of changes in the currency conversion rates between the Chinese Renminbi and the United States dollar. The Company believes that the existing terms of this note will continue until substantial full-scale production at the new facility is reached. Although the new production facility has been completed and is expected to become fully operational in 1996, substantial full-scale production is expected to take at least two years to attain.

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

     SCBW leased back the buildings from SCH for a period of 20 years under an operating lease agreement that provides for escalating minimum rental payments during the first five years of the lease, and also an escalating minimum usage rate, of RMB 28,000,000. The escalating minimum usage rate increases from 30% in 1996 to 70% in 2000, and to the extent that the usage rate is between the respective annual rate and 70%, such portion of rent expense payable will be deferred. SCBW prepaid the first five years of rent to SCH, assuming a usage rate of 70%, of RMB 28,000,000 by reducing its accounts receivable due from SCH by an equal amount. To the extent that the utilization rate is less than 70% in any year during the five year period ending December 31, 2000, the unused prepaid rent can be carried forward during the first four years of such five year period. The Company estimates that rent expense for 1996 will be RMB 2,400,000. In the opinion of management, the prepaid rent will be fully utilized during the five years ending December 31, 2000. As a result of this sale/leaseback transaction, the Company has been able to substantially reduce future depreciation expense related to the new production facility and interest expense related to the debt that had been incurred to build the new production facility.

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

     Inflation and Currency Matters -

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the nine months ended September 30, 1996, the general inflation rate in China was in excess of 10% on an annualized basis. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     A substantial portion of the Company's revenues are denominated in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial position. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since late 1994. The unified exchange rate was US$1.00 to RMB 8.70 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, and RMB 8.33 at September 30, 1996.

                                 PART II.  OTHER INFORMATION
                                 ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

           27  Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K -

           Three Months Ended September 30, 1996:  None.

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



                                        FREMONT CORPORATION
                                        -------------------
                                            (Registrant)



Date:  November 13, 1996           By:  /s/ WINSTON WU
                                        ________________________
                                        Winston Wu
                                        President
                                        (Duly Authorized Officer)



Date:  November 13, 1996                /s/ ROBERT N. WEINGARTEN
                                   By:  ________________________
                                        Robert N. Weingarten
                                        Chief Financial Officer
                                        (Principal Financial
                                         Officer)