Form 10KSB40
period 1996-12-31
FREMONT CORP
filed 1997-04-29
CIK 38981

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 1996
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                   -------------  -------------

                        Commission File Number:  0-8128
                                                 ------

                              FREMONT CORPORATION
                ----------------------------------------------
                (Name of small business issuer in its charter)

          Delaware                                     76-0402886
-------------------------------                 ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

                      9454 Wilshire Boulevard, 6th Floor
                       Beverly Hills, California  90212
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (310) 358-1006
                                                 --------------

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                         Common Stock, $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [ ]

     Check is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $25,184,000.

     The aggregate market value of the issuer's common stock held by non-affiliates as of March 31, 1997, computed by reference to the average closing bid and ask prices on March 31, 1997 of $4.00 and $4.125, respectively, was approximately $4,353,533.

     As of March 31, 1997, the issuer had 5,831,639 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format:
                               Yes [ ]   No [X]

     Documents incorporated by reference:  None.

     Total sequentially numbered pages in this document:  72.

     Exhibit index page number:  67.

                                    PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

ORGANIZATION
------------

          Fremont Corporation, a Delaware corporation (the "Company," which term shall include, when the context so requires, its subsidiaries and affiliates), owns 100% of Winfill Holdings International Limited, a British Virgin Islands corporation ("Winfill"). Winfill owns a 98% interest in South China Bicycles Winfill Limited ("SCBW"), a Sino-foreign joint venture. The remaining 2% interest in SCBW is owned by South China Bicycle (Holdings) Limited ("SCH"), a related party (see "FORMATION OF SCBW" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

          SCBW conducts it operations in the People's Republic of China (the "PRC" or "China") through the following entities, all of which are engaged in manufacturing, except for Fogance Industries Limited, which is the Hong Kong-based overseas purchasing and sales agent for the Company:

                                Percentage
Name of Entity                    Owned
--------------                    -----

Zhaoqing Seven Star Body           100%
Building Apparatus Co. Ltd.

Zhaoqing Seven Star Special        100%
Equipment Factory

Zhaoqing Bicycle Parts             100%
Factory

Zhaoqing Bicycle Steel Tube        100%
Factory

Zhaoqing Golden Wheel              100%
Company

South China Bicycles Co.            69%
Ltd.

Fogance Industries Limited       99.99%

          The 31% minority interest in South China Bicycles Co. Ltd. ("SCB") is owned by a company of which Sze Yet Wen, a director of the Company, is president. SCB owns 99.99% of Fogance Industries Limited ("Fogance") (see "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

          Through its interest in SCBW, the Company is engaged in the design, manufacture and marketing of bicycles, bicycle parts and components, steel tubes and exercise equipment. The Company's manufacturing operations, which represent substantially all of the Company's assets (see "ITEM 2. DESCRIPTION OF PROPERTY"), are located in the City of Zhaoqing, which is located in Guangdong Province, PRC. Guangdong Province is located in the southern part of China.

PRODUCTS
--------

          The principal products manufactured and sold by SCBW consist of: (i) bicycles; (ii) components and spare parts for bicycles; (iii) steel tubes; and
(iv) exercise equipment. The Company considers its operations to be in only one business segment.

          Bicycle products are of various sizes and designs and include 12 - 20 inch medium to high quality children's bicycles; 22 - 26 inch mountain bicycles with a range of 3-21 speeds; 24 -28 inch single speed models; and 27 inch sport bicycles. With colors and patterns, up to 180 different models can be produced. Currently, the facilities of SCBW can support annual production of approximately 1,700,000 bicycles. For Chinese domestic sales, bicycles are distributed under the brand names of "Bao Ma" and "Seven Stars," whereas bicycles for export sales are made according to brand names designated by customers. Bicycles made by SCBW for customers located outside China include the following brand names by country of destination:

United States -
  Schwinn
  Randor
  Royce Union
  CSA
  Diamond Back
  Dynacraft

Australia -
  Repco
  ARL

Israel -
  Seven Stars

          SCBW is one of the few bicycle manufacturers in the PRC which can produce bicycles up to international standards. SCBW believes it is in an excellent competitive position with its low production costs especially because the manufacture of bicycles is a labor intensive industry. While emphasizing export sales, SCBW also is attempting to develop local markets in view of the rapid economic growth of the PRC.

          SCBW also produces various bicycle components and spare parts, including frames, forks, handlebars, rims and steel tubes, including more than 260 different types of parts for the various models produced.

          SCBW introduced an exercise equipment product line during 1996, which is expected to become a substantial part of the Company's business in the future. SCBW is a contract manufacturer for original equipment manufacturers ("OEMs") that market their products in the United States through major department stores such as Sears Roebuck and Robinsons-May. SCBW manufactured a product known as the "AB-Toner" in 1996, and in 1997 will be manufacturing the "Health Walker," a portable, stationary exercise machine (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Consolidated Results of Operations").

SALES AND MARKETING
-------------------

          SCBW has historically concentrated its sales and marketing efforts on exporting bicycles from China. All export sales are made pursuant to customer specifications and under the brand names designated by the applicable customer. Principal export markets are Australia and the United States (see "OPERATING IN CHINA - Anti-Dumping Investigation"). As a result of an anti-dumping tariff imposed by the European Union on Chinese bicycle products in September 1993, SCBW does not export bicycles to Europe. Other major markets include Europe (for exercise equipment), Israel and other Middle East countries, Hong Kong and Vietnam and other Southeast Asian countries. The annual peak season is from April to November, while off-peak season is from December to March.

          A substantial portion of SCBW's bicycles are produced for export sales, although Chinese unit domestic sales have increased somewhat over the past three years. Information with respect to unit sales of bicycles and the geographic distribution of sales revenues is shown below (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Consolidated Results of Operations").

                          Unit Sales of Bicycle
                          ---------------------

                  1993       1994      1995      1996
                  ----       ----      ----      ----
PRC               56,000   101,300    70,000    79,000

Export           278,000   193,400   216,000   355,000
                 -------   -------   -------   -------

Total            334,000   294,700   216,000   434,000
                 =======   =======   =======   =======

            Geographic Distribution of Sales Revenues
            -----------------------------------------

                                 1994(1)  1995       1996
                                 ----     ----       ----
PRC                              64.5%    55.5%      21.0%

United States                    18.2%    32.2%       5.9%

Hong Kong/Others                 17.3%    12.3%      73.3%(2)
                                 -----    ------     -----

Total                           100.0%   100.0%     100.0%
                                =====    =====      =====

-------------------
(1)  For the period July 1, 1994 through December 31, 1994.
(2)  Consists of exports to Hong Kong of 71.9% and to other countries of 1.4%.


         The Company conducts a substantial portion of its sales and purchases through related parties, and has additional significant continuing transactions with such related parties, including the sale/leaseback of the new production facility with SCH in 1996 (see "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). The inability of the Company to continue to conduct a substantial portion of its sales through related companies could have a material adverse effect on the Company's results of operations and financial condition.

         During the year ended December 31, 1995, sales to related companies aggregated RMB 50,666,000 or 36.7% of total sales, and consisted of sales to SCH and its related companies. SCH is a 2% minority shareholder of SCBW, which is 98% owned by the Company's wholly-owned subsidiary, Winfill. During the year ended December 31, 1996, sales to related companies aggregated RMB 130,816,000 or 62.6% of total sales, and consisted of sales to SCH and its related companies of RMB 34,727,000 and to Hong Kong Easy Keen Industries Ltd. ("Easy Keen") of RMB 96,089,000. Sze Yet Wen is a director of the Company, indirectly controls a 31% minority interest in SCB, a subsidiary of SCBW, and is a shareholder of Easy Keen and of Million Treasure Enterprises Limited, the controlling shareholder of the Company.

         During the year ended December 31, 1995, purchases from related companies aggregated RMB 620,000, and consisted of purchases from SCH and its related companies. During the year ended December 31, 1996, purchases from related companies aggregated RMB 64,718,000, and consisted of purchases from SCH and its related companies of RMB 3,896,000 and from Easy Keen of RMB 60,822,000. SCBW and Easy Keen have agreed to settle the net amount due SCBW of approximately RMB 35,158,000 at December 31, 1996 by supplying raw materials of the same value during 1997.

         As of December 31, 1995, amounts due from related companies aggregated approximately RMB 43,501,000, all of which was due from SCH. As of December 31, 1996, amounts due from related companies aggregated approximately RMB 97,416,000, of which RMB 62,258,000 was due from SCH and its related companies and RMB 35,158,000 was due from Easy Keen.

DISTRIBUTION
------------

          In view of the growth of the economy of the PRC, SCBW has been attempting to expand its marketing network within China. The domestic sales network reaches in excess of 12 distinct regions of China. The Company's sales activity is conducted mainly through four types of channels: a direct sales company; franchisees; sales agencies; and consignment. SCBW has franchising arrangements with local trading companies in the cities of Chengdu, Xi'an, Guangzhou, Changsha and Shanghai to promote the sales of "Seven Stars" bicycles. The largest five sales agents of SCBW are located in Yunnan (2), Chenzhou, Jingzhou and Jiangxi. In order to diversify local markets, SCBW has set up consignment sales outlets in major cities, which include Zhongshan, Shenzhen, Shijiazhuang, Tianjin, Beijing, Jinzhou, Yunnan, Guangzhou, Changsha, Jiangxi, Qingdao, Humen, Kaiping, Kaifeng and Maoming.

MARKETS
-------

          At present, the world demand for bicycles is approximately 100 million units per annum. Major bicycle production countries include the PRC, Japan, Taiwan, the United States, Germany and Korea. Currently, the United States is the largest import market for bicycles with annual imports in 1994 of approximately 7 million, followed by Japan. Other regions, such as Eastern Europe, South Africa and South America, have experienced increasing demand.

          Changes in real personal income and the bicycle replacement cycle (the rate bicycles are replaced) are the two key factors affecting the bicycle market. China is the world's largest consumer market, with 1.2 billion people whose incomes are rising rapidly. It is estimated there are more than 60 million people in China who have per capita incomes of $1,000 a year or more. These consumers increasingly demand bicycles of quality, style and function instead of single-speed utility models. It is estimated that only a small percentage of China's 320 million bicycles have gears at the present time. Of the 200 million bicycles made worldwide in 1993, 40 million were sold in China, 30 million in India, and 9 million in Japan. China's domestic demand for bicycles is 30 million units per year, which is expected to remain relatively stable over the near future. Chinese export production is 10 million units per year.

          In the PRC, bicycles are both the most popular and the primary means of transportation. In view of the government's economic reform program, demand for bicycles is still increasing even though the market for popular priced bicycles has already reached a mature stage. As a result of the general increase in wealth brought about by the government's policies, the demand for product quality has significantly increased.

PRODUCTION
----------

          SCBW's production facilities are located in two separate complexes in
Zhaoqing: the original facility and a recently constructed complex. On an annual full scale production basis, SCBW can produce 1,700,000 bicycles with two shifts.

          The Original Facility.  The original production facilities occupies
          ---------------------
a total land area of approximately 647,978 square feet and can support annual production of approximately 500,000 bicycles.

          The New Production Complex.  The construction of a new 671,690
          --------------------------
square feet production complex, costing approximately RMB 150,000,000, was completed at the end of 1995. Currently, there are 657 employees working in the new complex. During 1995, the new complex began commercial production on a small scale. The new production complex became fully operational at the beginning of 1996, but it is expected that full-scale commercial production will take at least until 1998 to reach, and will be subject to the availability of working capital. The new production complex has an annual production capacity of 1,200,000 bicycles.

          The new complex occupies a total land area of approximately 1,507,100 square feet and consists of two mills connected together: one four story fixing mill of 322,928 square feet and one paint-spraying mill of 96,878 square feet.

          Location.  The production facilities of SCBW are located in the
          --------
City of Zhaoqing. The municipality of Zhaoqing is one of the major municipal areas of the Guangdong Province. It is strategically located at the lower and middle reaches of the Xijang River, 100 kilometers from Guangzhou, the provincial capital, by road and 142 sea miles from Hong Kong by water.

          The Guangdong Province is the fifth most populous province in China with a population of approximately 65,000,000, of whom over 7,000,000 are located in the metropolitan Guangzhou area. The metropolitan area of the Municipality of Zhaoqing has a population of approximately 3,460,000. Zhaoqing enjoys a well-developed infrastructure, including transportation facilities, reliable power, communication and service infrastructure. The area contains extensive agricultural activity and a large population base.

          Quality Control.  Product quality is one of the most important
          ---------------
factors contributing to gaining and maintaining the confidence of customers. SCBW has set up a quality control center to oversee and monitor the entire production operation. The choice of bicycle components is crucial, and SCBW's policy is to select suppliers which can consistently meet the high quality standards set by SCBW.

          SCBW's products are made in accordance with the following standards:

(i) Bicycles Business Standards GB3563-3593-83 published by the National Standards Bureau of China.
(ii) CPSC of United States of America, BIS of United Kingdom, AS of Australia, and other respective national standards for export products.

          Raw Materials.  The primary raw materials utilized include more
          -------------
than forty different components and parts for the bicycle body, the brake system, the gear system and the wheels, as well as chemical materials and packaging materials. The aggregate cost of raw materials represents approximately 90% of the direct cost of production and packaging of bicycle. Bicycle components and parts manufactured by the Company itself account for approximately 20% of the direct cost of production and packaging of a bicycle.

          Components and Parts for the Bicycle Body.  Most of the components and
          -----------------------------------------
parts utilized in the production of a bicycle body, such as the frame, fork, handlebar and stem, are produced by the Company, except for the fork set and gear set, which are purchased from bicycle components and parts manufacturers located in Guangdong Province. The cost of components and parts for the bicycle body represents approximately 19% to 27% of the total cost of raw materials, depending on specific models.

          Components and Parts for the Brake System.  Virtually all of the
          -----------------------------------------
components and parts for the brake system, such as the front brake, rear brake, brake lever and brake cable, are either purchased from bicycle components and parts manufacturers located in Guangdong and Fujian Provinces or imported from Taiwan or Japan. The cost of components and parts for the brake system represents approximately 4% to 7% of the total cost of raw materials, depending on specific models.

          Components and Parts for the Gear System.  Virtually all of the
          ----------------------------------------
components and parts for the gear system, such as the chain wheel, crank, crank set, chain, chain cover, free wheel, pedal, front derailleur, rear derailleur, shift lever and shift cable, are either purchased from bicycle components and parts manufacturers located in Guangdong or Zhejiang Provinces or imported from Taiwan or Japan. The cost of components and parts for the gear system represents approximately 13% to 35% of the total cost of raw materials, depending on specific models.

          Components and Parts for the Wheels.  Most of the components and parts
          -----------------------------------
for bicycle wheels, such as the spoke, front hub, rear hub, brake hub and tires, except for the rim, which is manufactured by the Company, are either purchased from bicycle components and parts manufacturers located in Guangdong or Guangxi Provinces or Shanghai or imported from Taiwan. The cost of components and parts for the wheels represents approximately

20% to 30% of the total cost of raw materials, depending on specific models.

          Other Components and Accessaries of Bicycles.  Other components and
          --------------------------------------------
accessaries of bicycles, such as the saddle, seat post, seat clamp, seat bolt, kick stand, training wheel, carrier, mud guards, mud guard screws, reflector, reflector bar, protection cover and handlebar bag, are generally purchased from bicycle components and parts manufacturers located in Guangdong, Guangxi or Fujian Provinces or imported from Japan. The cost of other components and accessaries represents approximately 11% to 19% of the total cost of raw materials, depending on specific models.

          Chemical Materials.  Most paints are imported from Taiwan.  The cost
          ------------------
of chemical materials represents approximately 13% to 17% of the direct cost of production, depending on specific models.

          Packaging Materials.  Most of the cartons for packaging are purchased
          -------------------
from a company located in Shenzhen, Guangdong Province. The cost of packaging materials accounts for approximately 4% to 7% of the total cost of raw materials, depending on specific models.

COMPETITION
-----------

          SCBW competes based upon the following factors:

          Variety of Products.  SCBW produces more than 30 different models
          -------------------
of bicycles, from children's to mountain bicycles, from 12 inches to 28 inches, and from 10 to 18 speed models. With colors and patterns, SCBW can produce up to 180 different models. Furthermore, SCBW produces a full range of bicycle components to fit different models of bicycles. The products of its competitors in the PRC are relatively homogeneous and less flexible with respect to satisfying changing customer demand.

          Quality and Technological Advancement.  Products of SCBW are made
          -------------------------------------
with the support of advanced technologies and machinery imported from Japan and Germany. Currently, less than ten PRC manufacturers can produce bicycles to international standards. In 1993, the export volume of SCBW's predecessor entity was 278,000 units, which ranks fourth out of the top ten PRC enterprises with the highest bicycle export unit volume.

          Guaranteed Supply of Components.  Since SCBW also produces many of
          -------------------------------
the components utilized in the manufacture of its bicycles, both the quality and stable supply of a significant portion of the components can be guaranteed. Because of its ability to produce components, SCBW is able to service small quantity orders and orders that require custom designed features, which can generate higher profit margins. Moreover, internal production of components reduces the production cost of SCBW's final products, which increases the competitiveness of SCBW's products.

          Low Production Costs.  Bicycle manufacturing is a labor intensive
          --------------------
industry which gives low wage countries such as the PRC a significant advantage. In addition, SCBW is a Sino-foreign joint venture that is entitled to a tax exemption during the first three years of operation and a 50% reduction in tax rate for the following two years of operation.

          Flexibility.  SCBW's export sales are customized for customers.
          -----------
This has the effect of increasing the popularity and flexibility of SCBW's products because they are manufactured based on the specifications of the particular customer. Such a demand driven sales policy also reduces the risk of producing unwanted products.

RESEARCH AND DEVELOPMENT
------------------------

          SCBW recently established a department for product research and development to design and develop new, sophisticated, high quality products for both the Chinese and international markets. Products under development include mopeds, electric bicycles and various exercise equipment.

EMPLOYEES
---------

          There are approximately 1,822 employees at the five factories and the administrative offices of SCBW categorized as follows:

Production and Quality Control      1,384
Management and Administration         203
Engineering and Technology            173
Sales and Other                        62
                                    -----
                                    1,822
                                    =====

          In 1994, 1995 and 1996, labor costs (including the cost of benefits) accounted for approximately 3% to 5% of the direct costs of the production of bicycles, depending on the particular models. SCBW expects any increase in average wage rates of the employees in the near future not to exceed the rate of inflation in China.

          Each full-time employee is a member of a local trade union. Labor relations have remained positive, and the Company has not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of the PRC are organizations mobilized by the PRC government and the management of the enterprises.

FORMATION OF SCBW
-----------------

          In April 1985, Zhaoqing Bicycle Factory (the "Factory") was initially established as a state-owned enterprise. In December 1988, in order to expand its bicycle manufacturing business, the Factory acquired Zhaoqing Bicycle Steel Tube Factory and Zhaoqing Bicycle Parts Factory, both of which produced bicycle components.

          In 1989, the Factory formed Sino-foreign joint ventures with non-PRC investors to form South China Bicycles Company Limited and Zhaoqing Golden Wheel Company Limited in order to produce different sizes of bicycles.

          In July 1991, the Factory, together with Zhaoqing Bicycle Steel Tube Factory, Zhaoqing Bicycle Parts Factory, South China Bicycles Company Limited and Zhaoqing Golden Wheel Company Limited, formed the Zhaoqing Bicycle General Factory as the holding company, in which the Factory, the Zhaoqing Bicycle Steel Tube Factory and the Zhaoqing Bicycle Parts Factory were the core organizations of this enterprise.

          In 1992, as approved by the Zhaoqing Municipal Government, the Zhaoqing Bicycle General Factory was reorganized through the contribution to SCH of its interests in the various operating companies. At that time SCH was owned 51% by the state and 49% by private investors. As a result of the reorganization, SCH became the holding company of the various operating entities.

          In 1993, Zhaoqing Seven Stars Special Equipment Factory and Zhaoqing Seven Stars Body Building Apparatus Company Limited were established as wholly-owned subsidiaries of SCH to further support SCH's vertical expansion.

          In March 1994, SCH repurchased the part of Zhaoqing Golden Wheel Company Limited owned by the non-PRC investors and Zhaoqing Golden Wheel Company Limited became a wholly-owned subsidiary of SCH.

          In June 1994, SCH entered into a Sino-foreign Joint Venture Agreement with Winfill to form SCBW. Pursuant to the Joint Venture Agreement, Winfill purchased 98% of the net assets, excluding immovable assets, of the steel tube, bicycle and spare parts operations of SCH and injected the net assets into SCBW as its equity capital contribution. SCH injected the remaining 2% of the related operations as its equity capital contribution. Accordingly, upon formation, SCBW succeeded to the manufacturing operations previously owned by SCH effective July 1, 1994, including the existing factories and subsidiaries as well as the management and operations of SCH.

OPERATION OF SCBW
-----------------

          The establishment and activities of SCBW is in accordance with the "Law of the People's Republic of China on Joint Venture Using Chinese and Foreign Investment" and other relevant PRC laws and regulations. SCBW is a legal entity under the laws of the PRC and is governed and protected by the laws of the PRC.

          The organizational form of SCBW is a limited liability company. The profits, losses and risks of the Company are shared between SCH and Winfill in proportion to their respective investments in SCBW (i.e., 2% and 98%, respectively).

          The duration of the joint venture is fifty (50) years commencing from 1994, the date on which the business license of SCBW was issued. An extension of the duration of the joint venture must be agreed by both joint venture partners and approved by relevant PRC government authorities.

          SCBW is governed by a board of directors, consisting of five individuals, four of whom, including the Chairman, are nominated by Winfill, with the remaining one, the Vice Chairman, nominated by SCH. The Chairman and Vice-Chairman and each director are appointed for a term of four years and may serve consecutive terms. SCBW has a General Manager and three Deputy General Managers appointed by the Board of Directors. The term of office and subsequent appointments are also determined by the Board of Directors. The General Manager and the three Deputy General Managers can be removed by the Board of Directors. The responsibility of the General Manager is to carry out the decisions of the Board of Directors, and to organize and conduct the daily management of SCBW. The Deputy General Managers assist the General Manager in the conduct of his work.

          The Board of Directors decides all major issues concerning SCBW. Decisions on certain matters require approval of the majority of directors voting at a board meeting. These matters include: (1) dividend polices; (2) allocation and use of all bank reserves, and the bonus, welfare, and research and development funds; (3) the use of foreign currencies and foreign currency exchange policy; (4) retaining the services of an independent accountant; (5) annual production, sale and price plans; (6) budgeting decisions; (7) purchase or sale of major machinery, equipment, plant, or transfer of land use rights; and (8) employing or firing of senior managers. Decisions on the following matters can be made only after being unanimously agreed upon by the directors present at a board meeting: (1) modification of the articles of association of the joint venture; (2) increase or assignment of the registered capital of SCBW;
(3) dissolution or merger of SCBW; (4) termination, dissolution or liquidation of SCBW; and (5) change of the shares of SCBW.

          Pursuant to the Joint Venture Agreement, SCH and Winfill have entered into a Trademark License Agreement wherein SCH has granted to SCBW the exclusive right to use SCH's "Seven Stars" and certain other trademarks for the production and sale of bicycles in China for a period of 50 years in exchange for a one-time payment of RMB 900,000.

OPERATING IN CHINA
------------------

          Because the production operations of the Company are based exclusively in China, the Company (through SCBW) is subject to rules and restrictions governing China's legal and economic system, as well as general economic and political conditions in that country.

          Inflation/Economic Policies.  General economic conditions in China
          ---------------------------
could have a significant impact on the Company. The economy of China differs in certain material respects from that of the United States, including its structure, levels of development and capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position. Although the majority of China's productive assets are still owned by the state, the adoption of an economic reform policy since 1978 has resulted in the gradual reduction in the role of state economic plans and in the allocation of resources, pricing and management of such assets, increased emphasis on the utilization of market forces, and the rapid growth of the Chinese economy. The success of the Company depends in part on the continued economic growth of China.

          In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which, in turn, has resulted in the adoption by the Chinese government from time to time of various corrective measures designated to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program to control inflation, which has resulted in the tightening of working capital available to Chinese state-owned enterprises.

          Currency Matters.  The State Administration for Exchange Control
          ----------------
("SAEC"), under the authority of the People's Bank of China ("PBOC"), controls the conversion of Renminbi ("RMB") into foreign currency. Prior to January 1, 1994, RMB could be converted to foreign currency through the Bank of China or other authorized institutions at official rates fixed daily by the SAEC. RMB could also be converted at swap centers ("Swap Centers") open to Chinese enterprises and foreign-funded Chinese enterprises, subject to SAEC approval of each foreign currency trade, at exchange rates negotiated by the parties for each transaction. In the year ended December 31, 1993, as much as 80% by value of all foreign exchange transactions in China took place through the Swap Centers. The exchange rate quoted by the Bank of China differed substantially from that available in the Swap Centers. Effective January 1, 1994, a unitary exchange rate system was introduced in China, replacing the dual-rate system previously in effect. In connection with the creation of a unitary exchange rate, the establishment of the China Foreign Exchange Trading System inter-bank foreign exchange market and the phasing out of the Swap Centers were announced. However, the

Swap Centers were retained, and foreign-funded enterprises have been permitted to satisfy foreign exchange requirements through the Swap Centers.

          Effective July 1, 1996, the government of China began to take steps to make its currency fully convertible on a "current account" basis by the end of 1996. This will allow foreign-funded enterprises, whether wholly owned or joint ventures with Chinese, to buy and sell foreign exchange in banks for purposes of trade, services, debt repayment and profit repatriation. The "current account" measures the flow of money into and out of a nation, including the net balance on trade in goods and services, plus remittances.

          Legal System.  Since 1979, many laws and regulations dealing with
          ------------
economic matters in general and foreign investment in particular have been promulgated in China. The Chinese constitution adopted in 1989 authorizes foreign investment, and guaranties the "lawful rights and interests" of foreign investors in China. The trend of legislation over the past several years has significantly enhanced the protection afforded foreign investment and allowed for more active control by foreign parties of foreign investment enterprises in China. There can be no assurance, however, that the current trend and economic legislation toward promoting market reforms and experimentation will not be slowed, curtailed or reversed, especially in the event of a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life.

          Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation may be inconsistent. The Chinese judiciary is relatively inexperienced in enforcing the laws or terms of contract, leading to a higher than usual degree of uncertainty as to the outcome of litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable law enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws, may adversely affect foreign investors, such as the Company.

          SCBW's activities in China may be subject, in some cases, to administrative review and approval by various national, provincial and local agencies of the Chinese government. While China has promulgated an administrative procedural law permitting redress to the courts with respect to certain administrative actions, this law appears to be largely untested in its context.

          Tax Matters.  SCBW's operations in China are subject to the imposition
          -----------
of an Income Tax and Value Added Tax.

          SCBW is governed by the Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises (the "FIE Law"). Under the FIE Law, SCBW is subject to income taxes in China at the applicable tax rate (currently 33%) for Sino-foreign equity joint venture enterprises on its taxable income. However, under the current FIE Law, SCBW is exempt from income taxes for two years starting from the first profit-making year followed by a 50% reduction for the next three years. SCBW first become profitable in 1994.

          A foreign participant in a Sino-foreign joint venture which re-invests its share of profits back to the joint venture or elsewhere in China for a period of not less than five years may obtain a refund of 40% of the income tax already paid in the amount of the re-investment. Additionally, such foreign participant which utilizes the profits from a Sino-foreign joint venture to establish or expand export-oriented or technologically advanced enterprises may receive a refund on all income taxes paid for the re-invested amount.

          In addition to the FIE Law which is computed on profits, SCBW is also subject to a VAT tax on its sales. The applicable VAT rate is 17% for bicycle products sold in China. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount less VAT paid on purchases made with the relevant invoices as support.

          Currently, there are no withholding taxes imposed on dividends that may be paid by SCBW to Winfill.

          Distribution of Profits.  Applicable Chinese laws and regulations
          -----------------------
require that, before a Sino-foreign joint venture enterprise (such as SCBW) distributes profits to investors, it must (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations in proportions determined at the sole discretion of the Board of Directors to a general reserve fund, an enterprise development fund and a staff welfare and employee bonus fund. Distribution of profits to Winfill and SCH is required to be in proportion to each party's investment in the joint venture.

          Regulations.  Central, provincial and local laws and regulations
          -----------
govern the operations of SCBW; the Central government and all provinces in which SCBW's products are distributed regulate trade practices, advertising and marketing practices, relationships with distributors and related matters. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations.

          Trade Relations.  The United States and China have been
          ---------------
periodically involved in controversies that have threatened from time to time a disruption of trade between the countries over such matters as the protection in China of intellectual property rights, human rights violations, Taiwan and the export by China of military hardware. While the United States has extended China's Most Favored Nation ("MFN") trade status through May 31, 1997, there can be no assurances that future controversies will not arise that will threaten trade between the United States and China, or that the United States will not revoke or refuse to extend China's MFN trade status. In either of such cases, the business of the Company could be adversely affected. In addition, while the United States has announced a change in policy that may make it easier for China to join the World Trade Organization ("WTO"), if China does not join the WTO, the Company may not benefit from the lower tariffs and other privileges enjoyed by competitors located in countries which are members of the world trade system and, as a result, the Company's business could be adversely affected.

          Anti-Dumping Investigation.  Pursuant to a petition filed by three
          --------------------------
United States bicycle manufacturers in early 1995, the United States International Trade Commission (the "ITC") launched an anti-dumping investigation against companies which manufacture bicycles in the PRC for import into the United States. In May 1995, the ITC found a reasonable indication that "a U.S. industry is materially injured or threatened with material injury by reason of imports of bicycles (from the PRC) allegedly sold at less than fair value." After the ITC's initial determination, the United States Department of Commerce (the "Department of Commerce") began its investigation of the PRC bicycle manufacturing industry, requesting financial and other information from several Chinese bicycle manufacturers (not including SCB), in order to calculate dumping margins and impose anti-dumping duties.

          During November 1995, the Department of Commerce issued a preliminary determination which calculated a 61.67% dumping margin on bicycles manufactured by SCB and all but nine Chinese bicycle manufactures. As a result, each Chinese bicycle manufacturer which continued to export product to the United States was required to post a "single-entry bond" equal to the estimated potential duty on bicycles exported to the United States from the date of the preliminary notice until the date of the final determination.

          In April 1996, the Department of Commerce finalized this dumping margin and the ITC began its investigation of Chinese bicycle manufacturers. An affirmative ITC injury or threat of material injury determination would have resulted in the imposition of the Department of Commerce's dumping margin. Throughout the investigations by the Department of Commerce and the ITC, SCB has maintained that it has not engaged in "dumping" bicycles in the United States market and has opposed the imposition of the anti-dumping duty. In this regard, SCB and other PRC bicycle manufacturers retained legal counsel to protect their legal rights and to investigate and pursue several alternative solutions.

          On June 4, 1996, the ITC made a negative final determination in its anti-dumping investigation on imports of bicycles from China. The negative ITC determination means that the ITC found that there is not a reasonable indication that a United States industry is materially injured or threatened with material injury by reason of imports of bicycles from China. The negative ITC determination allowed all Chinese bicycle manufacturers (including SCB) to resume exporting to the United States without the imposition of an anti-dumping duty.

          The United States bicycle manufacturers appealed the determinations of both the Department of Commerce and the ITC in the United States Court of International Trade on June 30, 1996 and July 19, 1996, respectively. Legal counsel for SCB responded to such appeals, and, in addition, filed its own claim pursuant to the Lanham Act to challenge the Department of Commerce's calculation methodologies with respect to the 61.67% dumping margin.

          All litigation regarding the anti-dumping investigation was settled during March 1997. Pursuant to the settlement, the Lanham Act claim was dismissed on or about March 4, 1997, the Department of Commerce action was dismissed on or about March 26, 1997, and the ITC action was dismissed on or about March 27, 1997.

ORGANIZATION OF THE COMPANY
---------------------------

          The Company was organized as Fremont Uranium Corporation in 1955 in the State of Utah. In 1993, the Company effected a change of domicile merger, the result of which was that the Company changed its name to Fremont Corporation and became incorporated in the State of Delaware.

          For a period of time prior to April 28, 1995, the business of the Company was devoted to acquiring oil and natural gas properties and to seeking potential acquisition or merger opportunities. On April 28, 1995, the Company acquired all of the outstanding shares of Winfill Holdings International Limited ("Winfill") from Million Treasure Enterprises Limited ("MTE") for 4,760,000 shares of common stock of the Company (the"Reverse Acquisition"). In addition, MTE also acquired a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock in exchange for an equivalent number of shares of common stock. The terms of the Class B common stock are identical to that of common stock (which will be designated Class A common stock) except that the holder thereof will be entitled to three votes per share. The Warrant can be exercised after the Certificate of Incorporation of the Company is amended to authorize the Class B common stock. The shares were issued after giving effect to a 1-for-100 reverse stock split of the common stock effective April 28, 1995. Pursuant to the terms of the Reverse Acquisition, the Company transferred to Joseph Petrov, the Company's former President and controlling stockholder, all of its operating assets existing immediately prior to the closing of the Reverse Acquisition, in exchange for the assumption by Mr. Petrov of all of the liabilities of the Company as of the closing and the delivery of a release of all obligations owed by the Company to an affiliate of Mr. Petrov.


ITEM 2.   DESCRIPTION OF PROPERTY

          The Company's major facilities are all located in the City of Zhaoqing, People's Republic of China, and are set forth below:

Facility                            Products
--------                            --------

Zhaoqing Seven Star Body            Bicycles and exercise
Building Apparatus Co. Ltd.         equipment

South China Bicycles Co. Ltd.       Bicycles

Zhaoqing Bicycles Parts             Bicycle frames, forks and
Factory                             other related parts

Zhaoqing Bicycle Steel Tube         Steel tubes
Factory

Zhaoqing Golden Wheel Company       Rims and chrome plating

Zhaoqing Seven Star Special         Bicycle manufacturing
Equipment Factory                   equipment

          All of the Company's facilities are well maintained and suitable for their respective operations.


ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to, nor is any of its property subject to, any pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                   PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The common stock of Fremont Corporation is listed for trading on the NASD's Electronic Bulletin Board (the "Electronic Bulletin Board") under the symbol "BYCL."

          The following table sets forth the range of bid prices of the Company's common stock as quoted on the Electronic Bulletin Board during the periods indicated. The trading market is limited and sporadic and should not be deemed to constitute an "established trading market." Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by the National Quotation Bureau, Inc. For the quarter ended March 31, 1995, the prices do not reflect any adjustment for the 1-for-100 reverse stock split effective April 28, 1995.

                                                High      Low
                                                ----      ---
     Fiscal Year Ended December 31, 1995
     -----------------------------------
     Quarter Ended March 31, 1995                .125    .125
     Quarter Ended June 30, 1995                3.00    2.00
     Quarter Ended September 30, 1995             - (1)   - (1)
     Quarter Ended December 31, 1995            1.00     .50

     Fiscal Year Ended December 31, 1996
     -----------------------------------

     Quarter Ended March 31, 1996               5.50    1.00
     Quarter Ended June 30, 1996                6.25    5.50
     Quarter Ended September 30, 1996           7.25    6.25
     Quarter Ended December 31, 1996            7.50    4.25

---------------------
          (1) The Company's common stock was not quoted during the quarter ended September 30, 1995.

          The approximate number of security holders of record of the Company's common stock at March 31, 1997 was 2,229. Approximately 980,000 shares of common stock are held in street name.

          The Company has not paid any cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth of the Company.

          The Company's ability to pay dividends to its shareholders is dependent on the Company receiving distributions through Winfill and SCBW from its PRC subsidiaries, which generate substantially all of the Company's earnings. However, it is the Company's intention that the undistributed earnings of its PRC subsidiaries will be reinvested indefinitely, and as such, the Company is not required to provide for U.S. Federal income taxes on the undistributed earnings of its PRC subsidiaries. Should the Company ever decide to remit earnings from its PRC subsidiaries to pay a dividend to it shareholders (or for any other purpose), it would be required to provide for U.S. Federal income taxes on the undistributed earnings of its PRC subsidiaries.

          Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the earnings of the Company's PRC subsidiaries, calculated pursuant to generally accepted accounted principles in the PRC ("PRC GAAP"), are available for distribution in the form of cash dividends after satisfaction of all tax liabilities, provision for any losses in previous years, and appropriations to reserve funds. Transfers to contributory dedicated capital are required under PRC government regulations and the articles of association of the respective subsidiary companies, and transfers to discretionary dedicated capital are determined by the respective subsidiary companies' boards of directors in accordance with PRC accounting standards and regulations. The principal adjustments necessary to conform PRC GAAP financial statements to financial statements prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") are an additional provision for doubtful accounts receivable and accelerated amortization of pre-operating costs.

          Contributory dedicated capital is a form of legal reserve fund that represents an allocation of unappropriated retained earnings. Discretionary dedicated capital includes an enterprise expansion fund and a staff welfare and incentive bonus fund. Contributory and discretionary dedicated capital are not distributable in the form of dividends. In the consolidated statements of income prepared pursuant to US GAAP, amounts designated for payment of the staff welfare and incentive bonus to employees have been charged to income and the related provisions are reflected as liabilities in the consolidated balance sheets.

          If SCBW has foreign currency available after meeting the operational needs of its PRC subsidiaries, it may make a profit distribution to Winfill in foreign currency. Otherwise, it must convert such distributions at a Swap Center or an approved bank (see "ITEM 1. DESCRIPTION OF BUSINESS - OPERATING IN CHINA - Currency Matters").

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

          Winfill was incorporated under the laws of the British Virgin Islands on June 10, 1994, to operate as a holding company to hold a 98% interest in SCBW. SCBW is a Sino-foreign equity joint venture enterprise established by Winfill and SCH on July 7, 1994, to manufacture steel tubes, bicycles and related spare parts in the PRC. Pursuant to the joint venture agreement between Winfill and SCH, Winfill purchased 98% of the net assets, excluding immovable assets, of the steel tube, bicycle and spare parts operations of SCH (the "Operating Net Assets") at a consideration of RMB 152,076,000 and injected the net assets into SCBW as its equity capital contribution while SCH injected the remaining 2% of the related operations as its equity capital contribution.
Thus, SCBW succeeded to the steel tube, bicycle and spare parts manufacturing operations formerly conducted by SCH effective July 1, 1994. The acquisition of the Operating Net Assets by Winfill was accounted for by the purchase method of accounting. The tangible assets were valued in the acquisition at their fair value as estimated by the directors of Winfill. The excess of the purchase price over the fair value of the net assets acquired of RMB 39,109,000 was accounted for as goodwill and is being amortized on the straight-line basis over 40 years from the date of acquisition.

          Winfill and Million Treasure Enterprises Limited, a British Virgin Islands corporation ("MTE"), entered into a Share Exchange Agreement dated as of March 23, 1995, and as amended on March 30, 1995, with the Company, a publicly-traded United States company incorporated in the state of Delaware. MTE was the parent and sole shareholder of Winfill. On April 28, 1995, MTE transferred 41,000 shares of common stock of Winfill, representing all of the issued and outstanding capital stock of Winfill, to the Company, in exchange for which the Company issued 4,760,000 shares of its common stock to MTE. In addition, MTE was issued a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock in exchange for an equivalent number of shares of common stock (the "Warrant"). The 4,760,000 shares of common stock represented approximately 85% of the issued and outstanding shares of common stock of the Company, after all shares were issued and a 1-for-100 reverse stock split was effected. The terms of the Class B common stock are identical to that of the common stock (which will be designated Class A common stock), except that the holder thereof will be entitled to three votes per share. The Warrant can be exercised after the Certificate of Incorporation of the Company is amended to authorize the Class B common stock. The acquisition of Winfill by the Company on April 28, 1995 was treated as a recapitalization of Winfill with Winfill as the acquirer (reverse acquisition). Accordingly, the historical financial statements prior to April 28, 1995 are those of

Winfill. The consolidated financial statements include the accounts of Winfill and its majority owned and controlled subsidiaries (see "ITEM 1. DESCRIPTION OF BUSINESS - ORGANIZATION").

Consolidated Results of Operations:

Sales -

          Sales for the year ended December 31, 1996 were RMB 209,028,000, an increase of RMB 71,142,000 or 51.6% as compared to RMB 137,886,000 for the year ended December 31, 1995. Sales to related companies for the year ended December 31, 1996 were RMB 130,816,000 or 62.6% of sales, as compared to RMB 50,666,000 or 36.7% of sales for the year ended December 31, 1995, an increase of RMB 80,150,000 or 158.2% (see "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Sales to unrelated companies for the year ended December 31, 1996 were RMB 78,212,000 or 37.4% of sales, as compared to RMB 87,220,000 or 63.3% of sales for the year ended December 31, 1995, a decrease of RMB 9,008,000 or 10.3%. Sales to related companies are both for domestic and export purposes. Sales to related companies allow the Company to receive a more favorable VAT rate and give it access to expanded domestic and export distribution networks. The inability of the Company to continue to conduct a substantial portion of its sales through related companies could have a material adverse effect on the Company's results of operations and financial condition.

          The increase in sales in 1996 as compared to 1995 of RMB 71,142,000 or 15.6% was primarily attributable to the following factors:

New Production Facility - The completion of the new production facility at the
-----------------------
end of 1995 substantially increased the production capacity of the Company

Anti-Dumping Tariff - A 61.7% anti-dumping tariff had been imposed on the
-------------------
Company's export sales of finished bicycles to the United States during the fourth quarter of 1995 (see "ITEM 1. DESCRIPTION OF BUSINESS - OPERATING IN CHINA - Anti-Dumping Investigation"), resulting in a decrease in export sales to the United States from approximately USD 6,914,000 in 1994 to USD 4,959,000 in 1995. As a result of the revocation of the anti-dumping tariff during the second quarter of 1996, the Company renewed exporting finished bicycles to the United States market, with 1996 export sales totalling approximately USD 8,500,000. The domestic sales of parts also dropped significantly in 1995 and 1996 because the Company is a major supplier to other Chinese bicycle manufacturers which are significant exporters of finished bicycles to the United States.

Additional Distribution Channels - To offset the effect of the anti-dumping
--------------------------------
tariff with respect to export sales to the United

States, as well as a similar tariff which has been imposed on Chinese bicycle products by the European Union since September 1993, during 1996 the Company developed new distribution channels for its bicycles to Southeast Asia through a Hong Kong company controlled by a director, and to Australia. In addition, the Company began to export its exercise equipment products to Europe.

New Product Line - During 1996, the Company developed an exercise equipment
----------------
product line for export to the United States, which resulted in sales of approximately USD 1,552,000, and which is expected to contribute substantial sales during 1997.

          During 1996, PRC domestic sales accounted for approximately 21.0% of sales, and export sales accounted for 79.0% of sales. During 1995, PRC domestic sales accounted for approximately 55.5% of sales, and export sales accounted for 44.5% of sales. During 1994, PRC domestic sales accounted for approximately 62% of pro forma sales, and export sales accounted for 38% of pro forma sales. During 1996, approximately 90% of domestic sales consisted of bicycles with the remaining 10% consisting of various bicycle parts, as compared to approximately 46% of domestic sales consisting of bicycles with the remaining 54% consisting of various bicycle parts in 1995. Total 1996 bicycle production was 434,000 units, with 79,000 units allocated to domestic sales and 355,000 units allocated to export sales. Total 1995 bicycle production was 286,000 units, with 70,000 units allocated to domestic sales and 216,000 units allocated to export sales. Total 1994 bicycle production was 294,700 units, with 101,300 units allocated to domestic sales and 193,400 units allocated to export sales. Export sales are conducted through overseas agents and directly to OEM customers, as well as indirectly through PRC domestic import and export companies. Since the collection cycle for export sales is quicker than for domestic sales, in 1996 the Company continued its emphasis on export sales. In addition, certain Chinese bicycle manufacturers which buy parts from the Company reduced their purchases during 1996 as a result of the anti-dumping investigation reducing exports of finished bicycles to the United States. As a result, domestic sales decreased to RMB 43,860,000 in 1996 from RMB 76,498,000 in 1995.

          As a result of the completion of the new production facility and substantially increased production capacity, an expanded product line and a domestically focused marketing effort, subject to the availability of working capital, the Company expects to substantially increase sales and unit volume in future years. However, full-scale production at the new production facility is not expected to be reached until 1998 at the earliest. In addition, the availability of working capital represents a substantial limitation on the ability of the Company to finance increased production levels.

Gross Profit -

          Gross profit for the year ended December 31, 1995 was RMB 44,086,000 or 21.1% of sales, as compared to gross profit for the year ended December 31, 1995 of RMB 35,764,000 or 25.9% of sales. The decrease in gross profit in 1996 as compared to 1995 was primarily the result of higher costs associated with the operation of the new production facility combined with the Company lowering certain prices for its products in order to expand into new markets.

Selling, General and Administrative -

          Selling, general and administrative expenses, net of amounts assumed by SCH, were RMB 18,810,000 or 9.0% of sales for the year ended December 31, 1995, as compared to RMB 17,791,000 or 12.9% of sales for the year ended December 31, 1995. Selling, general and administrative expenses increased by RMB 1,019,000 or 5.7% in 1996 as compared to 1995. The decrease in selling, general and administrative expenses as a percentage of sales from 12.9% in 1995 to 9.0% in 1996 was attributable to several factors, including substantially increased sales, a reduction in management staff, which decreased from 123 in 1995 to 102 in 1996, and decreased costs of export transportation. The decrease in selling, general and administrative expenses was offset in part by an allowance for doubtful accounts of RMB 3,272,000 that was recorded in the fourth quarter of 1996. This allowance for doubtful accounts related primarily to China Bicycle Company Limited, a public company in China, as a result of the Company's review of the financial condition of China Bicycle Company Limited and the Company's revised expectations regarding collectability of its accounts receivable from China Bicycle Company Limited.

          Pursuant to a cost-sharing agreement between SCBW and SCH effective January 1, 1995, SCH agreed to bear 40% of the selling, general and administrative expenses incurred by SCBW, which represents its share of management and selling activities incurred by SCBW on SCH's behalf. For the years ended December 31, 1995 and 1996, such amounts aggregated approximately RMB 2,000,000 and RMB 2,900,000.

Amortization of Pre-Operating Costs -

          Through December 31, 1995, deferred pre-operating costs, representing organization and certain start-up costs (excluding capital expenditures) related to the new production facility, aggregated RMB 8,534,000, and were fully amortized during the year ended December 31, 1996, when the new production facility commenced commercial production.

Interest Expense -

          Interest expense, net of amounts capitalized, for the year ended December 31, 1996 was RMB 13,360,000 or 6.4% of sales, as compared to RMB 5,312,000 or 3.9% of sales for the year ended

December 31, 1995. The Company capitalized RMB 15,078,000 of interest in 1995, representing approximately 74% of total interest incurred in 1995, in conjunction with the construction of the new production facility; no interest was capitalized in 1996. The increase in interest expense in 1996 as compared to 1995 is primarily a result of increased short-term borrowings to support operations in 1996 and interest costs on certain borrowings that were capitalized in 1995 and charged to interest expense in 1996.

Interest Income -

          Interest income for the year ended December 31, 1996 was RMB 4,837,000, of which approximately RMB 4,300,000 was from SCH, as compared to RMB 280,000 for the year ended December 31, 1995. During the year ended December 31, 1996, SCBW charged SCH interest on the outstanding balance due from SCH at the rate of 8.5% per annum. No interest was charged to SCH for the year ended December 31, 1995.

Non-Recurring Recapitalization Cost -

          During April 1995, the Company issued 770,000 shares of its common stock to certain consultants in conjunction with the reverse acquisition. The value of the 770,000 shares was accounted for as a non-recurring recapitalization cost during the year ended December 31, 1995 based on management's estimate of the fair value of the consideration paid of RMB 6,405,000.

Unusual Item -

          Pursuant to an agreement between SCBW and an unrelated third party supplier on February 26, 1997, the supplier reduced its accounts receivable from SCBW by approximately RMB 4,299,000 as a result of downward price adjustments on certain raw materials purchased by SCBW from this supplier in 1994 and 1995, which were used from 1994 to 1996. Approximately RMB 2,902,000 of the price reduction related to raw materials used in 1994 and 1995, and was recorded as an unusual item in the consolidated statements of income for the year ended December 31, 1996. The remaining approximately RMB 1,397,000 of the price reduction related to raw materials used in 1996, and was recorded as a credit to cost of goods sold in the consolidated statements of income for the year ended December 31, 1996.

Net Income -

          Net income for the year ended December 31, 1996 was RMB 10,969,000 (RMB 1.91 per share), as compared to RMB 6,997,000 (RMB 1.31 per share) for the year ended December 31, 1995.

Consolidated Financial Condition - December 31, 1996:

Liquidity and Capital Resources -

          For the year ended December 31, 1996, the Company used RMB 26,416,000 of cash in operations, as compared to RMB 41,644,000 for the year ended December 31, 1995, a reduction of RMB 15,228,000, despite a substantial increase in sales in 1996 as compared to 1995. The most significant components of the cash utilized in operations in 1996 were the increase in inventories of RMB 24,934,000 and the increase in due from related companies of RMB 81,915,000, reduced in part by the increase in accrued expenses and other liabilities of RMB 23,659,000.

          Exclusive of the amounts due from related companies, accounts receivable decreased by RMB 31,690,000 from 1995 to 1996, of which RMB 13,120,000 was a result of a transfer of certain accounts receivable to SCH. In conjunction with the formation of SCBW and the transfer of the operating assets of SCH to SCBW effective July 1, 1994, SCBW was granted an option to transfer to SCH certain accounts receivable outstanding as of July 1, 1994 at book value, should such accounts receivable remain uncollected as of June 30, 1996. As of December 31, 1995, the amount of such outstanding accounts receivable was RMB 13,120,000. The parties elected to modify the option's transfer date, and accordingly, as of January 1, 1996, SCBW transferred to SCH RMB 13,120,000 of accounts receivable, and SCH assumed RMB 13,120,000 of short-term bank loans.
In addition, pursuant to an agreement dated March 31, 1997, SCH agreed to guarantee the recoverability of certain other accounts receivable purchased by SCBW upon its formation aggregating approximately RMB 5,700,000 as of December 31, 1996.

          Operating cash flow is adversely affected by the long collection cycle that is typical of Chinese companies that have a substantial portion of their customers in China. This had a reduced effect on the Company's 1996 operating cash flow since a greater proportion of sales in 1996 were export sales as compared to 1995. The Company's operating cash flow was also positively impacted by a reduction in accounts receivable outstanding in excess of one year. Of the Company's RMB 59,719,000 of accounts receivable (excluding related companies) at December 31, 1996, approximately RMB 12,000,000 or 20.1% had been outstanding in excess of one year. Of the Company's RMB 88,137,000 of accounts receivable (excluding related companies) at December 31, 1995, approximately RMB 36,600,000 or 41.5% had been outstanding in excess of one year.

          The Company had a net working capital deficit of RMB 17,564,000 at December 31, 1996, as compared to a working capital deficit of RMB 71,496,000 at December 31, 1995, reflecting current ratios of .93:1 and .73:1, respectively. The Company has relied on short-term and long-term bank loans to finance its operations and, prior to 1996, the construction of the new production complex. As of December 31, 1995, short-term bank loans of RMB 59,803,000 and long-term bank loans of RMB 71,664,000 were assumed by SCH in conjunction with a sale/leaseback of the new production complex effective January 1, 1996, which had a substantial positive impact on the Company's net working capital deficit and current ratio in 1996.

          Except with regard to the initial transactions pursuant to which SCBW was organized and capitalized, the Company's primary method of financing its capital requirements has been borrowings. Short-term borrowings consist primarily of bank loans, are unsecured, repayable in one year, have interest rates ranging from 7.63% to 21.6%, and have been utilized for working capital purposes and, prior to 1996, to finance the expansion of the production facility and the purchase of equipment. Short-term borrowings were RMB 112,740,000 at December 31, 1994, RMB 167,934,000 at December 31, 1995, and RMB 150,681,000 at
December 31, 1996. The use of short-term bank loans to finance the development of productive assets occurs when the Bank of China's quota of funds allocated for long-term bank loans has been fully utilized.

          Long-term borrowings, consisting of bank loans, are secured by property, plant and equipment and long-term bank deposits, have interest rates ranging from 5.4% to 13.2%, are guaranteed by related enterprises of SCH, and have been utilized to finance the expansion of the production facility and the purchase of equipment. Long-term borrowings (including the current portion) aggregated RMB 49,947,000 at December 31, 1994 and RMB 71,664,000 at December 31, 1995. The long-term borrowings of RMB 71,664,000 were assumed by SCH in conjunction with the sale/leaseback of the new production complex effective January 1, 1996. The Company had no long-term bank loans at December 31, 1996.

          During the year ended December 31, 1996, cash flows from financing activities consisted of net proceeds from short-term borrowings of RMB 55,670,000 and the sale of equity securities of RMB 3,833,000, and were utilized primarily to fund operating cash flow requirements and payments under capital leases. During the year ended December 31, 1995, cash flows from financing activities consisted of net proceeds from short-term borrowings of RMB 55,194,000 and long-term borrowings of RMB 21,717,000, and were utilized primarily to fund operating cash flow requirements, the construction of the new production complex, and the purchase of equipment and payments under capital leases. In addition, during the year ended December 31, 1995, the Company financed RMB 16,819,000 of equipment under capital leases.

          During March 1996, the Company raised net proceeds of USD 448,200 through the sale of 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of common stock for $3.00 per share on or before February 28, 1998. During August 1996, 5,000 common stock purchase warrants were exercised, generating net proceeds of USD 13,500, and during March 1997, 10,000 common stock purchase warrants were exercised, generating net proceeds of USD 27,000.

          SCBW and SCH entered into a sale/leaseback agreement dated April 20, 1996 and a subsequently amended agreement dated May 6, 1996. Both agreements were effective as of January 1, 1996. Pursuant to the transaction, SCBW sold the new production facility's buildings and production facilities and related land use rights to SCH at the then net book values of approximately RMB 83,507,000 and RMB 47,960,000, respectively (aggregate net book value of RMB 131,467,000). SCH paid such consideration by assuming an equivalent amount of SCBW's short-term and long-term bank loans of RMB 59,803,000 and RMB 71,664,000, respectively. This transaction did not result in any gain or loss. SCBW leased back the sold assets from SCH for a period of 20 years under an operating lease agreement with the lease rental to be determined annually based on utilization. SCBW paid a rental deposit of RMB 28,000,000 by reducing its accounts receivable from SCH. Rent expense for the year ended December 31, 1996 was RMB 2,400,000, and was paid by reducing the rental deposit.

          SCBW is considered by the government of China as an important component of the bicycle production and exporting base of China, and has been designated for continuing financial support by the Zhaoqing Branch of the Bank of China. SCBW utilizes borrowings from the Bank of China to support increases in production and sales, and to finance the expansion of the production facility and to purchase equipment. Pursuant to guidelines issued by the government of China, SCBW increased its short-term bank borrowings during 1995 and 1996 from the Bank of China with loans having maturities ranging from one to two months. The working capital loans that the Bank of China makes to SCBW are renewed so long as SCBW's production and business operations continue to meet certain operating and financial criteria. Management believes that the Bank of China will continue to renew SCBW's existing borrowings and increase its borrowing base as necessary to support operations at current levels.

          In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for USD 5,000,000. MTE assigned USD 1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 1995 and 1996. The USD 4,000,000 note payable to MTE is unsecured, bears no interest and has no fixed payment terms. There have been no payments on this note, which is presented as loan from MTE of RMB 33,280,000 in the consolidated balance sheets at December 31, 1995 and 1996. The Company believes that the terms of the loan will continue until substantial full-scale production of the new facility is reached, which is expected to take at least until 1998.

          During the next two years, SCBW currently plans to expend approximately RMB 40,000,000 with respect to the second phase of development of the new production complex, including the tube production line and the spare parts welding line. Although the Company expects to fund the second phase of development through long-term bank loans, to the extent available, and/or the sale of the Company's debt or equity securities, there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to arrange adequate financing under acceptable terms on a timely basis, the Company will delay the second phase of development of the new production complex. In addition, during 1997, SCBW plans to add a new paint and assembly line for exercise equipment and to upgrade and relocate the steel tube factory to the new production complex at an estimated cost of RMB 6,000,000.

          Pursuant to an agreement dated November 8, 1996, SCBW agreed to buy a land use right from SCH for RMB 30,000,000. The land use right relates to a parcel of land in the center of Zhaoqing which contains one of SCBW's operating factories, has a useful life of 40 years, and has a potential for commercial development. As of December 31, 1996, SCBW had paid a deposit of RMB 20,000,000 to SCH, and is required to settle the remaining RMB 10,000,000 obligation to SCH during 1998.

          The Company believes that its cash flow provided by operations, combined with short-term and long-term borrowings, will be sufficient to support operations at current levels. However, in order to increase sales and fully utilize the expanded production capacity of the new production complex, the Company will require operating capital substantially in excess of that available from domestic Chinese sources. As a result of the Company's existing capital structure and reliance on borrowings, such operating capital would most likely be in the form of some type of an equity investment.

Inflation and Currency Matters:

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

          A substantial portion of the Company's revenues are denominated in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial position. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable during 1994, 1995 and 1996. The swap center rate was US$1.00 to RMB 8.70 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB
8.32 at December 31, 1995, and RMB 8.32 at December 31, 1996.

Environmental Matters:

          Management believes that the Company complies with all national and local environmental protection laws and regulations of the PRC. In 1996, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or the competitive position of the Company.


ITEM 7.   FINANCIAL STATEMENTS

          The financial statements are listed at "Index to Consolidated Financial Statements" elsewhere in this document.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          Effective October 6, 1995, the Company dismissed Hein & Associates LLP ("Hein"), Houston, Texas, as the Company's independent accountants, and engaged Arthur Andersen as the Company's new independent accountants. The dismissal of Hein and the retention of Arthur Andersen were approved by the Company's Board of Directors on October 6, 1995.

          Arthur Andersen is the independent accountants for the Company's wholly-owned subsidiary, Winfill Holdings International Limited ("Winfill"), which was acquired in a reverse acquisition effective April 28, 1995. Arthur Andersen audited the financial statements of such subsidiary as of and for the six months ended December 31, 1994.

          Prior to the engagement of Arthur Andersen, the Company did not consult with such firm regarding the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was either the subject of a disagreement or a reportable event. However, prior to the engagement of Arthur Andersen, during August 1995, the Company consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or proposed, and Arthur Andersen provided verbal advice as follows (no written report was issued):

          (1) The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company's only asset is its interest in Winfill, a wholly-owned subsidiary whose operations are located in China. The Company discussed with Arthur Andersen the appropriate reporting currency to be utilized in the preparation of the Company's consolidated financial statements. It was Arthur Andersen's opinion that the Chinese Renminbi was the appropriate reporting currency.

          (2) In conjunction with the reverse acquisition of Winfill effective April 28, 1995, the Company issued shares of common stock to certain consultants for consulting fees. The company discussed with Arthur Andersen the appropriate accounting treatment for such shares. It was Arthur Andersen's opinion that the fair value of such shares should be charged to operations.

          Hein audited the Company's financial statements for the year ended December 31, 1994, the nine months ended December 31, 1993 and the year ended March 31, 1993. Hein's reports for each of such periods contained modifications as to (i) accounting principles, since the Company's financial statements did not disclose supplementary oil and gas information as required for publicly-traded companies in accordance with generally accepted accounting principles, and as to (ii) uncertainty, due to the uncertainty with respect to the Company's ability to continue as a going concern. Other than the foregoing modifications, Hein's reports on the Company's financial statements for the periods described herein did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to audit scope.

          During the period from January 1, 1995 to October 6, 1995, the year ended December 31, 1994, the nine months ended December 31, 1993, and the year ended March 31, 1993, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. Hein was not consulted by the Company regarding the previously described accounting issues that were discussed with Arthur Andersen.

                                   PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The following tables and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 1997. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                         DIRECTORS
                         ---------
                                           Date Elected
Name                        Age            as Director
----                        ---            ------------
Rong Shao Jia                55            April 1995

Zhao Ya Wen                  46            April 1995

Winston Wu (Wu Fa Pei)       38            April 1995

Sze Yet Wen                  41            April 1995

Li Fai                       42            April 1995

Robert N. Weingarten         44            May 1995

Gao Wei Son                  59               (1)

Zhen Da Qing                 49               (1)

-----------------------
(1) Gao Wei Son and Zhen Da Qing have been appointed to the Board of Directors effective May 1, 1997.


                            EXECUTIVE OFFICERS
                            ------------------
                                                    Date Elected
Name                        Age   Position          as Officer
----                        ---   --------          ----------
Rong Shao Jia                55   Chief Executive   April 1995
                                  Officer

Winston Wu (Wu Fa Pei)       38   President         April 1995

Zhao Ya Wen                  46   Chief Operating   April 1995
                                  Officer

Robert N. Weingarten         44   Chief Financial   May 1995
                                  Officer

Biographies of Directors, Officers and Director - Designees:

          RONG SHAO JIA, Chief Executive Officer and a Director of the Company, is responsible for the formulation of the Company's overall policies and development strategies. He has over 34 years of experience in bicycle production and business management. Under his supervision, since 1988 SCBW has expanded from a small factory of 200 employees to almost 2,000 employees. Mr. Rong owns a 31% interest in MTE and a .01% interest in Fogance.

          WINSTON WU, President and a Director of the Company, is responsible for domestic and overseas market development. Before joining SCBW in January 1995, Mr. Wu was the Deputy General Manager of the China Division of Le Saunda Holdings Limited, a public company listed on the Hong Kong Stock Exchange, from June 1993 to December 1994, where he was in charge of developing shoes and clothing retail stores in China. From December 1991 to June 1993, he was an associate professor of marketing and statistics in the School of Business at the South China University of Technology.

          ZHAO YA WEN, Chief Operating Officer and a Director of the Company, is responsible for overseeing the overall operations of the Company and assisting in the formulation of the Company's policies and development strategies. Before joining SCBW in 1993, Mr. Zhao was the Deputy Head of Zhaoqing Light Industries Department from 1990 to 1993.

          SZE YET WEN, a Director of the Company, has been an independent businessman and investor for the past five years. Mr. Sze is president of South Bridge Industries Ltd., a Hong Kong company, which owns a 31% minority interest in SCB, a subsidiary of SCBW. Mr. Sze is also president of Hong Kong Easy Keen Industries Ltd., a Hong Kong company (see "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Mr. Sze owns a 43% interest in MTE.

          LI FAI, a Director of the Company, has been an independent businessman and investor for the past five years. Mr. Li is the managing director of Lanzhou Guanghua Hotel in China, and is also a director of the Kei Tak Institute of Old Age Ltd., a retirement home located in Hong Kong. Mr. Li owns a 26% interest in MTE.

          ROBERT N. WEINGARTEN, Chief Financial Officer and a Director of the Company, is responsible for the accounting and financial reporting functions. From July 1992 to present, Mr. Weingarten has been the sole shareholder of Resource One Group, Inc., a financial consulting and advisory company. Commencing January 1, 1997, Mr. Weingarten joined Chelsea Capital Corporation, a merchant banking firm located in Beverly Hills, California, as a principal.
From January 1991 through December 1992, Mr. Weingarten served as a general partner of Commerce Partners, a consulting firm specializing in financial restructurings and business reorganizations. Since 1979, Mr. Weingarten has served as a consultant with numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten is currently serving on the Board of Directors of Fotoball USA, Inc., which is a publicly-held corporation.

          GAO WEI SON, a Director - Designee of the Company, is the president and senior engineer of Hong Kong Hopewick International Ltd. Mr. Gao was an officer of Guangdong Province Light Industries Bureau from 1961 to 1983. From 1983 to 1995, he was general manager of the Guangdong Province Daily Necessities Company.

          ZHEN DA QING, a Director - Designee of the Company, is a director and vice general manager of Zhaoqing Industries State Property Development Co., Ltd. Mr. Zhen worked in the Zhaoqing Chemical Industry Factory and was also a director of the Zhaoqing Administration Training Institution from 1968 to 1988. From 1988 to 1993, he was an official of the Zhaoqing Economic Commission and a director of the Zhaoqing Industries Project Development Office.

Compliance with Section 16(a) of the Exchange Act:
-------------------------------------------------

          Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended December 31, 1996 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 1996, and any written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock registered pursuant to
Section 12 at any time during the fiscal year ended December 31, 1996 failed to file on a timely basis reports required by Section 16(a) during the fiscal year ended December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid by the Company to its Chief Executive Officer during the last three fiscal years. No executive officer of the Company earned more than $100,000 during the last three fiscal years.

                        Summary Compensation Table (US$)
                        --------------------------------

Name and
Principal
Position             Year   Salary
--------             ----   ------
Rong Shao Jia        1996   $10,000
Chief Executive      1995     5,779
Officer              1994     5,238

Compensation Agreements:

          The Company has not entered into any long-term employment or consulting agreements with its officers or directors.

Board of Directors:

          During the year ended December 31,1996, no meetings of the Board of Directors were held; all corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating, or compensation committees, or committees performing similar functions, during the year ended December 31, 1996.

          Effective May 1, 1997, the Board of Directors intends to form an audit committee. The members of the audit committee will be Gao Wei Son, Zhen Da Qing and Robert N. Weingarten. The audit committee's primary responsibilities will be to recommend the appointment of the Company's independent auditors and to review the scope and results of the audits, the internal accounting controls of the Company, audit practices and the professional services furnished by the independent auditors.

Common Stock Purchase Warrant:

          During May 1995, the Board of Directors agreed to issue to the Chief Financial Officer of the Company a common stock purchase warrant for 56,000 shares of common stock, exercisable at USD 2.50 per share on or before May 31, 2000. The warrant was fully vested upon issuance, and has not been exercised.

Stock Option Plan:

          On January 6, 1997, the Board of Directors adopted a stock option plan covering options to purchase up to 600,000 shares of common stock to be issued to officers, directors, key employees and consultants. The Company intends to present the stock option plan to the shareholders for approval during 1997. No stock options have been granted under the stock option plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

          As of March 31, 1997, the Company had a total of 5,831,639 shares of common stock issued and outstanding. All common share amounts reflect the 1-for-100 reverse stock split effective April 28, 1995. There are no other classes of equity securities currently authorized or outstanding.

          The following table sets forth, as of March 31, 1997: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each director, and by all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as other wise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.


Name of                     Amount and Nature of    Percent of Shares
Beneficial Owner            Beneficial Ownership     of Common Stock
----------------            --------------------    -----------------
Million Treasure                4,760,000 (1)              81.6%
Enterprises Limited
Flat 3, 9/F
Swire & Maclane House
21 Austin Avenue
Tsim Sha Tsui
Kowloon, Hong Kong

Rong Shao Jia                        -    (2)                -

Sze Yet Wen                        -    (2)                         -

Li Fai                             -    (2)                         -

Zhao Ya Wen                        -                                -

Winston Wu                         -                                -

Robert N. Weingarten             56,000 (3)                        1.0%

All Directors and                56,000 (4)                        1.0%
Executive Officers
as a Group (6 persons)

Gao Wei Son                        -                                -

Zhen Da Qing                       -                                -

-----------------------

(1) In conjunction with the acquisition of Winfill by the Company in April 1995, Million Treasure Enterprises Limited ("MTE") received a warrant entitling the holder, upon amendment of the Company's Certificate of Incorporation, to convert up to 2,000,000 shares of common stock into an equivalent number of Class B common shares. The Class B common shares are identical to the outstanding shares of common stock except that they will have three votes per share. The existing shares of common stock have one vote per share.

(2) Rong Shao Jia, Sze Yet Wen and Li Fai are the sole shareholders of MTE, and own equity interests in MTE of 31%, 43% and 26%, respectively. Each such person disclaims beneficial ownership of the shares of common stock owned by MTE.

(3) Consists of 56,000 shares issuable upon exercise of an immediately exercisable stock purchase warrant expiring May 31, 2000 at an exercise price of $2.50 per share.

(4)  See footnotes (2) and (3).

Changes in Control:

          The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Pursuant to the terms of the transaction effective April 28, 1995, the Company transferred to Joseph Petrov, the Company's former President and controlling shareholder, all of its operating assets existing immediately prior to the closing of the transaction, in exchange for the assumption by Mr. Petrov of all of the liabilities of the Company as of the closing and the delivery of a release of all obligations owed by the Company to an affiliate of Mr. Petrov.

          On April 5, 1995, the Company issued 5,164 shares (516,376 shares prior to the 1-for-100 reverse stock split effective April 28, 1995) of its common stock to a company related to its management at that time as settlement for prior advances of $51,638 to the Company.

          In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for USD 5,000,000. MTE assigned USD 1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 1995 and 1996. The USD 4,000,000 note payable to MTE is unsecured, bears no interest and has no fixed payment terms. There have been no payments on this note, which is presented as loan from MTE of RMB 33,280,000 in the consolidated balance sheets at December 31, 1995 and 1996. The Company believes that the terms of the loan will continue until substantial full-scale production of the new facility is reached, which is expected to take at least until 1998.

          During the year ended December 31, 1995, sales to related companies aggregated RMB 50,666,000, and consisted of sales to SCH and its related companies. SCH is a 2% minority shareholder of SCBW, which is 98% owned by the Company's wholly-owned subsidiary, Winfill. During the year ended December 31, 1996, sales to related companies aggregated RMB 130,816,000, and consisted of sales to SCH and its related companies of RMB 34,727,000 and to Hong Kong Easy Keen Industries Ltd. ("Easy Keen") of RMB 96,089,000. Sze Yet Wen is a director of the Company, indirectly controls a 31% minority interest in SCB, a subsidiary of SCBW, and is a shareholder of Easy Keen and of MTE, the controlling shareholder of the Company.

          During the year ended December 31, 1995, purchases from related companies aggregated RMB 620,000, and consisted of purchases from SCH and its related companies. During the year ended December 31, 1996, purchases from related companies aggregated RMB 64,718,000, and consisted of purchases from SCH and its related companies of RMB 3,896,000 and from Easy Keen of RMB 60,822,000. SCBW and Easy Keen have agreed to settle the net amount due SCBW of approximately RMB 35,158,000 at December 31, 1996 by supplying raw materials of the same value during 1997.

          As of December 31, 1995, amounts due from related companies aggregated approximately RMB 43,501,000, all of which was due from SCH. As of December 31, 1996, amounts due from related companies aggregated approximately RMB 97,416,000, of which RMB 62,258,000 was due from SCH and its related companies and RMB 35,158,000 was due from Easy Keen.

          Effective July 1, 1994, SCBW entered into an agreement with SCH to rent certain factory buildings without charge through December 31, 1997. It is management's opinion that the imputed rent expense was not material for the years ended December 31, 1995 and 1996.

          Pursuant to a cost-sharing agreement between SCBW and SCH effective January 1, 1995, SCH agreed to bear 40% of the selling, general and administrative expenses incurred by SCBW, which represents its share of management and selling activities incurred by SCBW on SCH's behalf. For the years ended December 31, 1995 and 1996, such amounts aggregated approximately RMB 2,000,000 and RMB 2,900,000, respectively.

          As of December 31, 1995, SCH and its related companies had guaranteed the Company's long-term bank debt aggregating RMB 71,664,000. The Company had no long-term bank debt at December 31, 1996.

          During May 1995, the Board of Directors agreed to issue to the Chief Financial Officer of the Company a common stock purchase warrant for 56,000 shares of common stock, exercisable at USD 2.50 per share on or before May 31, 2000. The warrant was fully vested upon issuance.

          During the year ended December 31, 1996, SCBW charged SCH interest on the outstanding balance due from SCH at the rate of 8.5% per annum, aggregating approximately RMB 4,300,000. SCBW did not charge SCH any interest during the year ended December 31, 1995.

          In conjunction with the formation of SCBW and the transfer of the operating assets of SCH to SCBW effective July 1, 1994, SCBW was granted an option to transfer to SCH certain accounts receivable outstanding as of July 1, 1994 at book value, should such accounts receivable remain uncollected as of June 30, 1996. As of December 31, 1995, the amount of such outstanding accounts receivable was RMB 13,120,000. The parties elected to modify the option's transfer date, and accordingly, as of January 1, 1996, SCBW transferred to SCH RMB 13,120,000 of accounts receivable, and SCH assumed RMB 13,120,000 of short-term bank loans. In addition, pursuant to an agreement dated March 31, 1997, SCH agreed to guarantee the recoverability of certain other accounts receivable purchased by SCBW upon its formation aggregating approximately RMB 5,700,000 as of December 31, 1996.

          Pursuant to an agreement dated November 8, 1996, SCBW agreed to buy a land use right from SCH for RMB 30,000,000. The land use right relates to a parcel of land in the center of Zhaoqing which contains one of SCBW's operating factories, has a useful life of 40 years, and has a potential for commercial development. As of December 31, 1996, SCBW had paid a deposit of RMB 20,000,000 to SCH, and is required to settle the remaining RMB 10,000,000 obligation to SCH during 1998.

          SCBW and SCH entered into a sale/leaseback agreement dated April 20, 1996 and a subsequently amended agreement dated May 6, 1996. Both agreements were effective as of January 1, 1996. Pursuant to the transaction, SCBW sold the new production facility's buildings and production facilities and related land use rights to SCH at the then net book values of approximately RMB 83,507,000 and RMB 47,960,000, respectively (aggregate net book value of RMB 131,467,000). SCH paid such consideration by assuming an equivalent amount of SCBW's short-term and long-term bank loans of RMB 59,803,000 and RMB 71,664,000, respectively. This transaction did not result in any gain or loss. SCBW leased back the sold assets from SCH for a period of 20 years under an operating lease agreement with the lease rental to be determined annually based on utilization. SCBW paid a rental deposit of RMB 28,000,000 by reducing its accounts receivable from SCH. Rent expense for the year ended December 31, 1996 was RMB 2,400,000, and was paid by reducing the rental deposit.

          During the year ended December 31, 1996, the Company distributed earnings of its partially-owned subsidiaries aggregating RMB 88,000 to its minority shareholders, SCH and South Bridge Industries, Ltd. There were no distributions of earnings to minority shareholders during the year ended December 31, 1995.

                                   PART IV.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

   Exhibit
   Number       Description of Document
   -------      -----------------------

    2.1 Share Exchange Agreement dated March 23, 1995, with Amendment dated March 30, 1995, among Fremont Corporation, Million Treasure Enterprises Limited and Winfill Holdings International Limited, previously filed as Exhibit C to the Company's Current Report on Form 8-K dated April 28, 1995, and incorporated herein by reference.

    3.1(P) Certificate of Incorporation, previously filed as Exhibit 3.1 to the Company's Registration Statement on Form 8-B dated July 1, 1993, and incorporated herein by reference.

    3.2(P) Bylaws, previously filed as Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated July 1, 1993, and incorporated herein by reference.

   10.1(P) Chinese-Foreign Joint Venture Contract between South China Bicycle (Holdings) Company Limited and Winfill Holdings International Limited dated June 1994 relating to the formation of SCBW, previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference.

   10.2 Sale Leaseback Contract between South China Bicycle (Holdings) Company Limited and South China Bicycles Winfill Limited.

   10.3 Purchase Agreement for Land Use Right between South China Bicycle (Holdings) Company Limited and South China Bicycles Winfill Limited.

   10.4 Guarantee Letter between South China Bicycle (Holdings) Company Limited and South China Bicycles Winfill Limited relating to the guarantee of certain accounts receivable.

   21           Subsidiaries of the Company.

   27           Financial data schedule (electronic filing only).

---------------

(P) Indicates that document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Form 10-KSB.

       (b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during or related to the fourth quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES
                                  ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FREMONT CORPORATION
                                       -------------------
                                          (Registrant)


Date:  April 14, 1997                  By:  /s/ Winston Wu
                                            --------------
                                            Winston Wu
                                            President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 14, 1997                  By:  /s/ Rong Shao Jia
                                            -----------------
                                            Rong Shao Jia
                                            Chief Executive Officer and
                                              Director

Date:  April 14, 1997                  By:  /s/ Zhao Ya Wen
                                            ---------------
                                            Zhao Ya Wen
                                            Chief Operating Officer and
                                              Director

Date:  April 14, 1997                  By:  /s/ Winston Wu (Wu Fa Pei)
                                            --------------------------
                                            Winston Wu (Wu Fa Pei)
                                            President and Director

Date:  April 14, 1997                  By:  /s/ Sze Yet Wen
                                            ---------------
                                            Sze Yet Wen
                                            Director

Date:  April 14, 1997                  By:  /s/ Li Fai
                                            ----------
                                            Li Fai
                                            Director

Date:  April 14, 1997                  By:  /s/ Zhou Fen Qui
                                            ----------------
                                            Zhou Fen Qui
                                            Accounting Manager

Date:  April 14, 1997                  By:  /s/ Robert N. Weingarten
                                            ------------------------
                                            Robert N. Weingarten
                                            Chief Financial Officer and
                                              Director

                     FREMONT CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    Sequential
                                                   Page Numbers
                                                   ------------

Report of Independent Public Accountants -
   Arthur Andersen & Co.                               47

Consolidated Statements of Income -
   For the Years Ended December 31, 1996
   and 1995                                            48

Consolidated Balance Sheets -
   As of December 31, 1996 and 1995                    49

Consolidated Statements of Cash Flows -
   For the Years Ended December 31, 1996
   and 1995                                            50

Consolidated Statements of Changes in
   Shareholders' Equity - For the Years
   Ended December 31, 1996 and 1995                    51

Notes to Consolidated Financial Statements           52-66

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Fremont Corporation:


We have audited the accompanying consolidated balance sheets of Fremont Corporation (incorporated in the State of Delaware, United States of America; the "Company") and subsidiaries (the "Group") as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years then ended, expressed in Chinese Renminbi. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.


                                            ARTHUR ANDERSEN & CO.

Hong Kong,
April 11, 1997.

                      FREMONT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 (Amounts in thousands, except for share data)


                                                      1996               1995
                                          -----------------------     ----------
                                              RMB          US$            RMB
Sales
  - to related companies                     130,816        15,761        50,666
  - to others                                 78,212         9,423        87,220
                                          ----------    ----------    ----------

                                             209,028        25,184       137,886
Cost of goods sold
  - purchases from related companies         (64,718)       (7,797)         (620)
  - others                                  (100,224)      (12,075)     (101,502)
                                          ----------    ----------    ----------

     Gross profit                             44,086         5,312        35,764
Selling, general and administrative          (21,710)       (2,616)      (19,791)
 expenses
Less: shared by SCH                            2,900           349         2,000
Amortization of pre-operating costs           (8,354)       (1,007)           --
Interest expense                             (13,360)       (1,610)       (5,312)
Interest income (principally from SCH)         4,837           583           280
Other income, net                              1,236           149           685
Non-recurring recapitalization cost               --            --        (6,405)
Unusual item - reduction of price of
 raw materials purchased in prior years        2,902           350            --
                                          ----------    ----------    ----------

     Income before income taxes               12,537         1,510         7,221
Provision for income taxes                    (1,364)         (164)           --
                                          ----------    ----------    ----------

     Income before minority interests         11,173         1,346         7,221
Minority interests                              (204)          (25)         (224)
                                          ----------    ----------    ----------

     Net income                               10,969         1,321         6,997
                                          ==========    ==========    ==========

Earnings per common share                    RMB1.91       US$0.23       RMB1.31
                                          ==========    ==========    ==========

Weighted average number of common
 shares outstanding                        5,738,431                   5,345,972
                                          ==========                  ==========

     The accompanying notes are an integral part of these consolidated financial statements.



Translation of amounts from Renminbi (RMB) into United States dollars (US$) for the convenience of the readers has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on April 11, 1997 of US$1.00=RMB8.3. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on April 11, 1997 or at any other certain rate.

                      FREMONT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                 (Amounts in thousands, except for share data)


                                                 1996          1995
                                           ---------------- ----------
                                             RMB      US$       RMB
ASSETS
Current assets:
 Cash and cash equivalents                   4,806       579     6,507
 Accounts receivable, net                   51,812     6,242    83,502
 Inventories                                60,403     7,277    35,469
 Due from SCH                               62,258     7,501    43,501
 Due from Easy Keen                         35,158     4,236        --
 Prepayments and other current assets       26,151     3,151    22,316
                                           -------   -------   -------

      Total current assets                 240,588    28,986   191,295

Property, plant and equipment, net         109,260    13,164   243,392
Prepayment to SCH for property              20,000     2,410        --
Rental deposit to SCH                       25,600     3,084        --
Bank deposits                               19,319     2,328    20,800
Goodwill, net                               36,788     4,432    37,766
Other long-term assets                       7,008       844    16,505
                                           -------   -------   -------

     Total assets                          458,563    55,248   509,758
                                           =======   =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                     150,681    18,154   167,934
 Accounts payable                           45,070     5,430    31,124
 Accrued expenses and other liabilities     41,137     4,956    17,478
 Taxes payable                               8,795     1,060     7,712
 Long-term bank loans, current portion          --        --    27,726
 Finance lease obligations, current         12,469     1,502    10,817
  portion
                                           -------   -------   -------

      Total current liabilities            258,152    31,102   262,791

Long-term bank loans                            --        --    43,938
Finance lease obligations                    7,089       854    18,904
Loan from MTE                               33,280     4,010    33,280
Other long-term payables                     2,764       333     9,755
                                           -------   -------   -------

      Total liabilities                    301,285    36,299   368,668
                                           -------   -------   -------

Minority interests                          11,980     1,443    11,864
                                           -------   -------   -------

Shareholders' equity:
Common stock, par value US$0.001 per
 share;
        authorized  -100,000,000 shares;
        outstanding  -5,821,639 shares
         as of December 31, 1996 and
         -5,602,639 shares as of
         December 31, 1995                      48         6        47

Additional paid-in capital                 117,247    14,126   112,145
Dedicated capital                           11,785     1,420    10,213
Retained earnings                           16,218     1,954     6,821
                                           -------   -------   -------

     Total shareholders' equity            145,298    17,506   129,226
                                           -------   -------   -------
     Total liabilities and
      shareholders' equity                 458,563    55,248   509,758
                                           =======   =======   =======

     The accompanying notes are an integral part of these consolidated financial statements.

Translation of amounts from Renminbi (RMB) into United States dollars (US$) for the convenience of the readers has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on April 11, 1997 of US$1.00=RMB8.3. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on April 11, 1997 or at any other certain rate.

                      FREMONT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (Amounts in thousands)

                                                  1996            1995
                                          --------------------  ---------
                                             RMB        US$       RMB

Cash flows from operating activities:
-------------------------------------
Net income                                  10,969      1,321      6,997
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation                              8,683      1,046     10,041
   Amortization                              9,332      1,124        978
   Minority interests                          204         25        224
   Allowance for doubtful accounts           3,272        394         --
   Rental expense offset against due
    from SCH                                 2,400        289         --
   Consultancy fees settled by issuance
    of common stock                            591         71      6,405
   Changes in operating assets and
    liabilities:
   - Decrease in accounts receivable        15,298      1,843      2,736
   - (Increase) decrease in inventories    (24,934)    (3,004)     6,120
   - Increase in due from SCH              (46,757)    (5,633)   (43,501)
   - Increase in due from Easy Keen        (35,158)    (4,236)        --
   - Increase in prepayments and other
      current assets                        (3,835)      (462)   (15,250)
   - Decrease (increase) in other
      long-term assets                       1,143        138     (5,385)
   - Increase in accounts payable           13,946      1,680      4,516
   - Increase (decrease) in accrued
      expenses and other liabilities        23,659      2,850    (18,166)

   - Increase in taxes payable               1,083        130      1,586
   - (Decrease) increase in other
      long-term payables                    (6,312)      (760)     1,055
                                           -------    -------    -------

   Net cash used in operating activities   (26,416)    (3,184)   (41,644)
                                           -------    -------    -------

Cash flows from investing activities:
-------------------------------------
 Additions to property, plant and
  equipment                                 (6,018)      (724)   (26,403)
 Prepayment to SCH for property            (20,000)    (2,410)        --
 Decrease in bank deposits                   1,481        178         --
                                           -------    -------    -------

   Net cash used in investing activities   (24,537)    (2,956)   (26,403)
                                           -------    -------    -------

Cash flows from financing activities:
-------------------------------------
 Net proceeds from short-term borrowings    55,670      6,707     76,911
 Payments of finance lease obligations     (10,163)    (1,224)    (9,151)
 Proceeds from issuance of common
  stock/exercise of warrants                 3,833        462         39
 Distribution to minority interests            (88)       (11)        --
                                           -------    -------    -------

   Net cash provided by financing
    activities                              49,252      5,934     67,799
                                           -------    -------    -------

 Net decrease in cash and cash
  equivalents                               (1,701)      (206)      (248)
 Effect of currency conversion                  --         --     (1,520)
 Cash and cash equivalents, beginning
  of year                                    6,507        785      8,275
                                           -------    -------    -------

 Cash and cash equivalents, end of year      4,806        579      6,507
                                           =======    =======    =======

     The accompanying notes are an integral part of these consolidated financial statements.

---------------------
Translation of amounts from Renminbi (RMB) into United States dollars (US$) for the convenience of the readers has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on April 11, 1997 of US$1.00=RMB8.3. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on April 11, 1997 or at any other certain rate.

                      FREMONT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              (Amounts in thousands, except for number of shares)

                                              Common stock
                                        ---------------------     Additional
                                                                   paid-in    Dedicated    Retained
                                            Shares     Amount      capital     capital     earnings
                                        -----------  ----------   ----------- ----------  ----------
                                                        RMB           RMB        RMB          RMB
Balance as of January 1, 1995             4,760,000          40     105,708       5,442       4,595

 Net income for the year ended December
  31, 1995                                       --          --          --          --       6,997
 Transfer to dedicated capital                   --          --          --       4,771      (4,771)
 Common stock issued
   - for consultancy services
       rendered                             770,000           6       6,399          --          --
   - others                                  72,639           1          38          --          --
                                          ---------   ---------   ---------   ---------   ---------

Balance as of December 31, 1995           5,602,639          47     112,145      10,213       6,821

 Net income for the year ended December
  31, 1996                                       --          --          --          --      10,969
 Transfer to dedicated capital                   --          --          --       1,572      (1,572)
 Common stock issued and/or warrants
  exercised
   - for cash                               171,000           1       3,832          --          --
   - for consultancy services rendered       30,000          --         591          --          --
   - for settlement of indebtedness          18,000          --         679          --          --
                                          ---------   ---------   ---------   ---------   ---------

Balance as of December 31, 1996           5,821,639          48     117,247      11,785      16,218
                                          =========   =========   =========   =========   =========




     The accompanying notes form an integral part of these consolidated financial statement.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Renminbi unless otherwise stated)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     Fremont Corporation (the "Company") was incorporated in the State of Utah, United States of America (the "USA" or "U.S.") on April 22, 1955 under the name of Fremont Uranium Corporation. As of July 1, 1993, the Company effected a change of domicile merger and became incorporated in the State of Delaware, USA. In this connection, the Company changed its name to Fremont Corporation.

     Pursuant to a Share Exchange Agreement dated March 23, 1995 and subsequent amended agreement dated March 30, 1995, the Company acquired a 100% interest in Winfill Holdings International Limited ("Winfill") on April 28, 1995 from Million Treasure Enterprises Limited ("MTE"). As consideration, the Company issued to MTE 4,760,000 shares of common stock, and a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock by exchanging an equivalent number of shares of common stock which will be designated as Class A common stock. The terms of Class B common stock are identical to those of the common stock except that the holder of common stock is entitled to one vote per share while that of Class B common stock will be entitled to three votes per share. The warrant can be exercised after the Company's Certificate of Incorporation is amended to authorize the Class B common stock. Up to the date of this report, the Company has not amended its Certificate of Incorporation to authorize the Class B common stock. Subsequent to the aforesaid share exchange, MTE became the parent company of the Company.

     The Company and its subsidiaries (the "Group") are principally engaged in the design, manufacture and sale of steel tubes, bicycles, spare parts and exercise equipment, through its subsidiaries incorporated in the People's Republic of China ("PRC").

     Details of the Company's subsidiaries as of December 31, 1996 were as follows:

                                    Date and place of       Registered capital      Percentage of
    Name of subsidiaries              incorporation                                interest held           Principal activities
-----------------------------   -------------------------   ------------------   -----------------------  ----------------------

Winfill                         June 10, 1994, British      US$50,000            100%                     Investment holding
                                Virgin Islands                                   (direct)


South China Bicycles Winfill    July 7, 1994,               US$7,280,000         98%                      Manufacture and sale of
 Limited ("SCBW")               the PRC                                          (indirect)               steel tubes, bicycles
                                                                                                          and spare parts


South China Bicycles Co.,       March 29, 1989,             US$2,000,000         68%                      Assembly and sale of
 Ltd. ("SCB")                   the PRC                                          (indirect)               bicycles


Fogance Industries Limited      November 2, 1990, Hong      HK$10,000            68%                      Overseas  purchases and
                                Kong                                             (indirect)               sales agent of the Group


       Substantially all of the Group's operations are conducted in the PRC and accordingly the Group is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. These include risks associated with, among others, the political, economic and legal environments, foreign currency exchange and bicycle manufacturing industry in the PRC. These are described further in the following paragraphs:

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

     (a)  Political Environment

          The operating subsidiaries' results may be adversely affected by changes in the political and social conditions in the PRC and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, among other things. While the PRC government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is also possible that a change in the PRC leadership could lead to changes in economic policy.

     (b)  Economic Environment

          The economy of the PRC differs significantly from that of the USA in many respects, including its structure, levels of development and capital reinvestment, growth rate, government involvement, resource allocation, self-sufficiency, rate of inflation and balance of payments position. The adoption of economic reform policies since 1978 has resulted in a gradual reduction in the role of state economic plans in the allocation of resources, pricing and management of such assets, and increased emphasis on the utilization of market forces, and rapid growth in the PRC economy. However, such growth has been uneven among various regions of the country and among various sectors of the economy.

          In recent years, the PRC economy has experienced periods of rapid economic expansion and high rates of inflation, which have led to the adoption by the central government from time to time of various corrective measures designed to regulate growth and contain inflation. High inflation may cause the government to take other action which could inhibit economic activity in the PRC and may thereby delay planned expansion. Such action could adversely affect the Group's results of operations and expansion plans.

     (c)  Legal Environment

          The PRC legal system is based on written statutes under which prior court decisions may be cited as authority but do not have binding precedential effect. The PRC legal system is relatively new, and the government is still in the process of developing a comprehensive system of laws, a process that has been ongoing since 1979. Considerable progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. Such legislation has significantly enhanced the protection afforded to foreign investors. However, experience with respect to the implementation, interpretation and enforcement of such laws is limited.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

      (d) Foreign Currency Exchange

          Chinese Renminbi ("RMB") is not freely convertible into foreign currencies. All foreign exchange transactions involving RMB must take place either through the Bank of China or other institutions authorized to buy and sell foreign exchange, or at a Foreign Exchange Adjustment Center ("Swap Center"). The exchange rate used for transactions through the Bank of China and other authorized institutions ("official exchange rate") was set by the PRC Government from time to time whereas the exchange rate available at a Swap Center was determined largely by supply and demand. Effective from January 1, 1994, the PRC Government unified the official and Swap Center exchange rates of RMB against foreign currencies and there is now one unified floating exchange rate administered by the People's Bank of China.

          Prior to April 1, 1996, approval for exchange at a Swap Center was granted for valid reasons such as the purchases of imported equipment and remittance of earnings. Subsequent to April 1, 1996, enterprises no longer need to obtain pre-approval from the PRC authorities and can deal directly with an approved bank for foreign exchange on recurring items. Such payments are subject to the availability of foreign currencies which is dependent on the foreign currency denominated earnings of the entity and must be arranged through a Swap Center or an approved bank.

          SCBW and SCB, the principal subsidiaries of the Company in the PRC, expect that a major portion of their revenues will be denominated in Chinese Renminbi. A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared.

          No assurance can be given that SCBW and SCB will continue to be able to acquire sufficient amounts of foreign currencies in the PRC foreign exchange markets in the future for payment of dividends.

     (e) Anti-Dumping Investigation by the U.S. Government

          The Group manufactures bicycles through its subsidiaries, SCBW and SCB, and exports to the USA through various distributors and trade intermediaries. Pursuant to a petition filed by three U.S. bicycle manufacturers in early 1995, the U.S. International Trade Commission (the "ITC") and the U.S. Department of Commerce (the "Department") launched an anti-dumping investigation against companies which manufacture bicycles in the PRC for import into the USA. Anti-dumping duties were proposed to be imposed on bicycles imported from the PRC.

          On June 4, 1996, the ITC made a negative final determination concluding that the "industry in the USA is neither materially injured nor threatened with material injury by reason of imports of bicycles from the PRC that the Department has determined are sold in the USA at less than fair value". Since then, no anti-dumping duties have been imposed on bicycles imported to the USA from the PRC.

          In March 1997, all litigation regarding this matter was dismissed.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   BASIS OF PRESENTATION

     The acquisition of Winfill by the Company on April 28, 1995 (see Note 1) was treated as a recapitalization of Winfill with Winfill as the acquirer (reverse acquisition).

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the USA ("US GAAP") which differ from those adopted in preparing the statutory accounts of certain of the Company's subsidiaries. SCBW and SCB prepare their statutory accounts in accordance with generally accepted accounting principles in the PRC ("PRC GAAP") and the relevant financial regulations applicable to enterprises with foreign investment as established by the Ministry of Finance of the PRC. Fogance Industries Limited prepares its statutory accounts in accordance with the Statements of Standard Accounting Practice issued by the Hong Kong Society of Accountants. As an investment holding company, no statutory accounts are required to be prepared by Winfill.

     The principal adjustments made to conform those statutory accounts to US GAAP included the following:

     -  Additional provision for doubtful accounts receivable; and

     -  Accelerated amortization of pre-operating costs.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group balances and transactions have been eliminated on consolidation.

     (b)  Goodwill

          Goodwill represents the excess of cost over fair value of the net assets acquired, resulting from Winfill's acquisition of the operations now incorporated into SCBW. Goodwill is amortized on a straight-line basis over 40 years.

     (c)  Sales

          Sales represent the invoiced value of goods, net of value added tax on sales, supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

     (d)  Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand and demand deposits with banks.

     (e)  Inventories

          Inventories are stated at the lower of cost, on a first-in first-out basis, or market value. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (f)  Pre-operating Costs

          Included in other long-term assets as of December 31, 1995 are pre-operating costs amounting to RMB8,354,000 which represented organization and certain start-up costs (excluding capital expenditures) incurred by an operating factory of the Group during its pre-operating period. Such expenses were fully amortized in 1996 when the operating factory commenced commercial production.

     (g)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the assets' estimated useful lives after taking into account the estimated residual value, if any. The estimated useful lives are as follows:

            Land use rights                            50      years
            Buildings                                  20-35   years
            Machinery and equipment                    5-15    years
            Motor vehicles                             5       years
            Furniture, fixtures and office equipment   5-8     years

          Land use rights represent the rights to use the land on which the premises of SCB and SCBW are located for a period of 50 years.

          Construction-in-progress represents factories and office buildings under construction and machinery and equipment pending installation. This includes the costs of construction, the costs of machinery and equipment, and interest charges arising from borrowings used to finance these assets during the period of construction or installation.

     (h)  Income Taxes

          The Group accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statements bases of assets and liabilities. Income taxes are not accrued for unremitted earnings of international operations that have been, or are intended to be, reinvested indefinitely.

     (i)  Foreign Currency Translation

          The Company uses RMB as its functional currency. The Company's capital stock is denominated in United States dollars. All foreign currency transactions are translated into Renminbi using the applicable rates of exchange quoted by the applicable Swap Centre at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the applicable Swap Center rates prevailing at the balance sheet dates. The resulting exchange gains or losses are recorded in the consolidated statements of income for the years in which they occur.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (j)  Leases

          Leases that substantially transfer to the Group all the rewards and risks of ownership of assets, other than legal title, are accounted for as finance leases. Fixed assets held under finance leases are initially recorded at the present value of the minimum lease payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities. Finance charges, which represent the difference between the minimum lease payments at the inception of the leases and the fair value of the assets acquired, are allocated to accounting periods over the period of the relevant leases so as to produce a constant periodic rate of charge on the outstanding balances.

          Leases in which substantially all the rewards and risks of ownership of assets remain with the lessors are accounted for as operating leases. Operating lease rentals are charged to the consolidated statements of income on a straight-line basis over the lease term.

     (k)  Use of Estimates

          The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

4.      ACCOUNTS RECEIVABLE, NET

        Accounts receivable comprised:

                                                  1996             1995
                                           -------------------  --------
                                           RMB'000    US$'000    RMB'000
Trade receivables                           59,719      7,195     88,137
Less: Allowance for doubtful accounts       (7,907)      (953)    (4,635)
                                            ------      -----     ------

                                            51,812      6,242     83,502
                                            ======      =====     ======

     See also Note 16(d) for a transfer of accounts receivable from SCBW to South China Bicycles Company (Holdings) Limited ("SCH"), a related company, in 1996.
5.                                INVENTORIES

      Inventories comprised:

                                                      1996           1995
                                                ------------------ --------
                                                RMB'000   US$'000   RMB'000
Raw materials                                    31,736     3,824    18,743
Work-in-progress                                  5,232       630     3,075
Finished goods                                   23,435     2,823    13,651
                                                 ------     -----    ------
                                                 60,403     7,277    35,469
                                                 ======     =====    ======

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment comprised:

                                                      1996              1995
                                              --------------------   --------
                                               RMB'000     US$'000     RMB'000
Fixed assets:
 Land use rights                                    --          --      47,960
 Buildings                                      23,251       2,801      22,787
 Machinery and equipment                        41,139       4,956      39,629
 Machinery and equipment financed under
  finance leases                                39,064       4,707      39,064

 Motor vehicles                                  3,758         453       2,786
 Furniture, fixtures and office                  8,133         980       8,072
  equipment
Construction-in-progress:
 Buildings                                          --          --      87,444
 Machinery and equipment                        15,313       1,845       7,827
 Motor vehicles                                     --          --         538
                                              --------    --------    --------

                                               130,658      15,742     256,107

Less: Accumulated depreciation                 (21,398)     (2,578)    (12,715)
                                              --------    --------    --------

                                               109,260      13,164     243,392
                                              ========    ========    ========

See also Note 16(c) for a sale-leaseback transaction between SCBW and SCH that occurred in 1996.


7.    GOODWILL, NET

      Goodwill comprised:

                                                                 1996             1995
                                                           ------------------   --------
                                                           RMB'000    US$'000    RMB'000
Cost                                                        39,109      4,712     39,109
Less: Accumulated amortization                              (2,321)      (280)    (1,343)
                                                           -------      -----     ------
                                                            36,788      4,432     37,766
                                                           =======      =====     ======

    In the opinion of management, there has been no impairment of goodwill.


8.  SHORT-TERM BORROWINGS

    Short-term borrowings are dominated in Renminbi or United States dollars, are unsecured and bear interest at commercial lending rates in the PRC which currently range from 7.63% to 21.6% per annum. Such loans are due for repayment within one year and are renewable with the lenders' consents.

    In connection with the sale-leaseback transaction and the transfer of accounts receivable as stated in Note 16(c) and Note 16(d) respectively, SCH assumed short-term borrowings of approximately RMB59,803,000 of the Group effective January 1, 1996.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  SHORT-TERM BORROWINGS (CONTINUED)

       Supplemental information with respect to short-term borrowings for the years ended December 31, 1996 and 1995:

                                                        1996                      1995
                                        ----------------------------------  ---------------
Maximum amount outstanding during the
 year                                      RMB190,798,000    US$22,988,000   RMB167,934,000

Average amount outstanding during the
 year                                      RMB147,173,000    US$17,732,000   RMB143,665,000

Weighted average interest rate at the
 end of year                                         12.5%                               13%

Weighted average interest rate during
 the year                                           12.75%                               13%

9.  LONG-TERM BANK LOANS

    Pursuant to the sale-leaseback transaction as described in Note 16(c), the Group's long-term bank loans were all assumed by SCH effective January 1, 1996.


10. LEASE OF MACHINERY

    The Group has three finance lease agreements to lease certain machinery. The finance leases have implicit annual interest rates of 2% above the Hong Kong Interbank Offer Rate, and 1.5% and 3% above the London Interbank Offer Rate, respectively. Scheduled future minimum lease payments for these finance leases, which are denominated in United States dollars, net of future finance charges, were as follows:

                                                 1996             1995
                                       ----------------------  --------
                                          RMB'000    US$'000    RMB'000
Year ending December 31,
   1996                                         -          -     10,817
   1997                                    12,469      1,502     11,815
   1998                                     4,726        569      4,726
   1999                                     2,363        285      2,363
                                          -------      -----     ------

Present value of net minimum lease
 payments                                  19,558      2,356     29,721
Less: Current portion                     (12,469)    (1,502)   (10,817)
                                          ---------  -------    -------

Long-term portion                           7,089        854     18,904
                                          =======    =======    =======

11. TAXES PAYABLE

    Taxes payable comprised:

                                                 1996            1995
                                       ----------------------- --------
                                          RMB'000    US$'000    RMB'000
Sales tax                                     190         23        120
Value added tax                             7,482        902      6,173
Other taxes                                 1,123        135      1,419
                                            -----      -----      -----

                                            8,795      1,060      7,712
                                            =====      =====      =====


                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  TAXES PAYABLE (CONTINUED)

     Value Added Tax

     In the PRC, the Group is subject to value added tax ("VAT") payable at 17% on purchases of raw materials or semi-finished goods, except for certain limited types of goods, which can be offset against the VAT payable on sales. Furthermore, exports of foreign investment enterprises are generally exempted from VAT on raw materials imported for production of exports.

     For the years ended December 31, 1996 and 1995, SCBW was granted refunds on VAT of RMB4,000,000 and RMB6,918,000 respectively by the ZhaoQing Finance Bureau. The VAT refunds were offset against cost of sales in the consolidated statements of income. Management of SCBW is uncertain as to whether further VAT refunds will be granted in the future.

     Income Taxes

     The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they are domiciled and operate. The British Virgin Islands subsidiary is not liable for income taxes. The Hong Kong subsidiary is subject to Hong Kong profits tax at the rate of 16.5%. The joint venture enterprises established in the PRC are subject to income taxes at the rate of 33% (30% state unified income tax and 3% local income tax). However, SCBW is exempted from local income tax and state unified income tax for two years starting from the first year of profitable operation and a 50% reduction of income tax in the next three years whereas SCB is exempted from local income tax and state unified income tax for three years starting from the first year of profitable operation and a 50% reduction in the next four years.

     SCBW recognized its first year of profitable operations in 1994 and SCB recognized its first year of profitable operations in 1993. Both SCBW and SCB were subject to income tax at 16.5% for the year ended December 31, 1996. SCBW and SCB, however, negotiated with the ZhaoQing Finance Bureau and reached an agreement that the total income tax payable for the year ended December 31, 1996 was approximately RMB1,364,000. Management of SCBW and SCB expect to negotiate with the ZhaoQing Finance Bureau with respect to the income tax payable on a yearly basis, and similar adjustments may be required to the tax provision in future years.

     The reconciliation of the effective income tax rate based on income before provision for income taxes and minority interests stated in the consolidated statements of income to the weighted average statutory income tax rate in the PRC, Hong Kong and the U.S., is as follows:

                                                 1996      1995
                                                ------    ------
     Weighted average statutory tax rate         33.0%     33.0%
     Effect of tax holiday                      (16.5%)   (33.0%)
     Effect of rate negotiated with tax          (5.6%)       -
      authorities
                                                ------     -----

     Effective income tax rate                   10.9%        -
                                                =====      =====

     Since the actual tax liabilities of SCBW and SCB, the principal operating entities of the Group, are subject to negotiation with the tax authorities, temporary differences between book and taxable income do not exist, and no deferred taxes are considered necessary.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  TAXES PAYABLE (CONTINUED)

     Use of the Company's net operating loss carryforward for U.S. federal income tax purposes may be severely limited under the Internal Revenue Code due to the fact that a cumulative change in ownership of more than 50% occurred in 1995. The Company does not provide for U.S. federal income taxes on the undistributed earnings of its international subsidiaries because earnings have been reinvested and, in the opinion of management, will be reinvested indefinitely.


12.  COMMON STOCK

     During the year ended December 31, 1996, the following changes in the Company's capital stock took place:

     (a) In March 1996, the Company issued 166,000 units of common stock and warrants to a third party at a price of US$3.00 per unit, totalling US$498,000, resulting in net proceeds of US$448,200 to the Company. Each unit of such consists of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company, exerciseable at a price of US$3.00 per share on or before February 28, 1998.

         In August 1996, 5,000 warrants were exercised by the holder to purchase 5,000 shares of common stock of the Company at a price of US$3.00 per share. The Company also granted 7,500 additional warrants at no consideration to the holder pursuant to an agreement dated August 7, 1996. Such warrants are exerciseable at a price of US$3.00 per share on or before February 28, 1998.

     (b) On December 8, 1996, 30,000 shares of common stock were issued to a consultancy firm in conjunction with the financial consultancy services rendered by the firm.

         The value of these shares of common stock was accounted for as selling, general and administrative expenses for the year ended December 31, 1996, based on management's estimate of the fair value of the consideration amounting to US$71,250.

     (c) On December 31, 1996, 18,000 shares of common stock were issued to a third party in settlement of a loan payable and related interest payable of approximately US$75,000 and US$7,000 respectively.


13.  UNUSUAL ITEM

     Pursuant to an agreement entered into between SCBW and a third party supplier on February 26, 1997, the latter reduced its accounts receivable from SCBW by approximately RMB4,299,000 as a result of downward price adjustments on certain raw materials purchased by SCBW from this supplier in 1994 and 1995, and used throughout 1994 to 1996.

     Approximately RMB2,902,000 of the price reduction related to raw materials used in 1994 and 1995 and was recorded as an unusual item in the consolidated statement of income for the year ended December 31, 1996.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  EARNINGS PER SHARE

     Earnings per share for the year ended December 31, 1995 has been calculated assuming the common stock issued to MTE in April 1995 as consideration for the acquisition of Winfill was outstanding during the year.

     No fully diluted earnings per share has been presented as the effect of dilution is not significant.

15.  DISTRIBUTION OF PROFIT

     At present, substantially all of the Group's profit is contributed by SCBW and SCB. Income of SCBW and SCB as determined under PRC GAAP is distributable to investors after transfers to contributory dedicated capital required under PRC government regulations and the articles of association of the companies, and discretionary dedicated capital as determined by the companies' boards of directors. Contributory dedicated capital is a form of legal reserve fund. Discretionary dedicated capital includes an enterprise expansion fund and a staff welfare and incentive bonus fund. Contributory and discretionary dedicated capital are not distributable in the form of dividends. In the consolidated statements of income prepared under US GAAP, amounts designated for payments of staff welfare and incentive bonus to employees have been charged to income and the related provisions are reflected as liabilities in the consolidated balance sheet.

     The income of SCBW and SCB on which dividends are based is determined according to the income reported in the statutory accounts under PRC GAAP. This differs from the amounts reported under US GAAP (See Note 2).


16.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

     (a) Summary of Related Party Transactions

                                                 1996           1995
                                        --------------------- --------
                                           RMB'000   US$'000   RMB'000

Sales to Easy Keen                          96,089    11,577         -
Sales to SCH and its related companies      34,727     4,184    50,666
Purchases from Easy Keen                    60,822     7,328         -
Purchases from companies related to SCH      3,896       469       620

       Hong Kong Easy Keen Industries Ltd. ("Easy Keen") and MTE have a common shareholder. During the year ended December 31, 1996, SCBW purchased bicycle components amounting to US$7,328,000 from Easy Keen, and sold bicycles to Easy Keen at approximately US$11,557,000. As agreed between SCBW and Easy Keen, the latter will settle the net receivable balance of approximately US$4,229,000 (RMB35,158,000) by supplying raw materials of the same value in 1997.

       SCH was the former owner of the operations now incorporated into SCBW and currently owns a 2% equity interest in SCBW.

 (b)  Lease of Factory Buildings

       SCBW has rented factory buildings from SCH effective July 1, 1994 and no rent is chargeable. Management of the Company expects that SCBW will move to the new factory buildings leased back from SCH (see (c) below) in 1997. Management has determined that the imputed rental expense is insignificant.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (CONTINUED)

     (c) Sale-Leaseback of Buildings, Production Facility and Land Use Rights

         SCBW and SCH entered into a sale-leaseback agreement dated April 20, 1996 and a subsequently amended agreement dated May 6, 1996. Both agreements were effective as of January 1, 1996. Pursuant to the agreements, SCBW sold certain buildings, production facilities and related land use rights to SCH at the then net book values of approximately RMB83,507,000 and RMB47,960,000 respectively. SCH settled such consideration by assuming an equivalent amount of SCBW's short-term borrowings and long-term bank loans of RMB59,803,000 and RMB71,664,000 respectively. SCBW agreed to lease the sold assets back from SCH for a period of 20 years under an operating lease agreement with the lease rental to be agreed on a yearly basis. SCBW paid a rental deposit of RMB28,000,000 by reducing the amount due from SCH. In the opinion of management of SCBW, the transactions were recorded at fair value.

         The agreed rental for the year ended December 31, 1996 was RMB2,400,000 and was settled by reducing the rental deposit.

     (d) Transfer of Accounts Receivable

         Upon its incorporation, SCBW was granted an option by SCH to transfer back to the latter accounts receivable purchased from SCH if such accounts receivable remained uncollected for a period of time. During the year, SCBW exercised the option by transferring such purchased accounts receivable amounting to approximately RMB13,120,000 at book value. In return, SCH assumed an equivalent amount of SCBW's short-term borrowings. The transfer was deemed to be effective on January 1, 1996 by SCH and SCBW.

         In addition, pursuant to an agreement dated March 31, 1997, SCH agreed to guarantee the recoverability of certain other accounts receivable purchased by SCBW upon its incorporation. Such accounts receivable amounted to approximately RMB5,700,000 as of December 31, 1996. Should these accounts receivable remained uncollected for a period of time, SCH would settle the amount by certain land and factory buildings currently used by SCBW as discussed in (b) above.

     (e) Purchase of land use right

         Pursuant to an agreement dated November 8, 1996, SCBW agreed to buy a land use right from SCH at a consideration of RMB30,000,000. The land use right relates to a piece of land where one of SCBW's operating factories is located, and has a useful life of 40 years. As of December 31, 1996, SCBW had paid a deposit of RMB20,000,000. The remaining balance of RMB10,000,000 will be settled in 1998.

     (f) Selling, General and Administrative Expenses

         SCH agreed to bear 40% (approximately RMB2,900,000 and RMB2,000,000 in 1996 and 1995 respectively) of selling, general and administrative expenses incurred by SCBW, representing its share of management and selling activities incurred by SCBW on its behalf.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (CONTINUED)

     (g) Due from SCH

         The amount due from SCH mainly represents balances arising from the sales of goods to SCH. During the year ended December 31, 1996, SCBW charged SCH interest on the amount due from SCH throughout the year at a rate of 8.5% per annum. The interest charged for the year ended December 31, 1996 amounted to approximately RMB4,300,000 and has been included in the amount due from SCH as of December 31, 1996. No interest was charged to SCH for the year ended December 31, 1995.

     (h) Loan from MTE

         The loan from MTE is denominated in United States dollars, is unsecured, interest-free and has no fixed repayment terms.

17.  RETIREMENT PLAN

     As stipulated by the regulations in the PRC, SCBW and SCB are required to maintain defined contribution retirement plans. All of their employees are entitled to an annual pension equal to their basic salary at retirement. SCBW and SCB pay to a PRC insurance company 14.6% of the basic salary of their employees, and the insurance company is responsible for the entire pension obligations payable to retired employees.


18.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 1996           1995
                                        --------------------- --------
                                           RMB'000   US$'000   RMB'000
Cash paid for:
    Interest (net of amount capitalized)    13,360     1,610     5,312
Non-cash investing and financing
 activities:
  Property, plant and equipment,
   short-term borrowings and long-term
   bank loans transferred to SCH under
   the sale-leaseback arrangement (Note
   16(c))                                  131,467    15,839         -
  Rental deposit, net and 1996 rental
   paid for the sale-leaseback
   arrangement by offsetting against
   amount due from SCH (Note 16(c))         28,000     3,373
  Accounts receivable and short-term
   borrowings transferred to SCH (Note
   16(d))                                   13,120     1,581         -
  Common stock issued for settlement of
   indebtedness (Note 12 (c))                  679        82
  Equipment acquired under capital
   lease arrangement                             -         -    16,819
  Valuation surplus on assets
   contributed by minority shareholders          -         -     4,502


                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  OTHER SUPPLEMENTAL INFORMATION

     The following items were included in the consolidated statements of income:

                                          1996            1995
                                 ---------------------  -------
                                    RMB'000   US$'000   RMB'000
Interest expense                     13,360     1,610    20,390
    Less: interest capitalized            -         -   (15,078)
                                     ------   -------   -------
                                     13,360     1,610     5,312

Foreign exchange gain (loss)            506        61    (1,292)

20.  OFFICER'S WARRANT

     In May 1995, the Board of Directors agreed to issue to the Chief Financial Officer of the Company, a warrant for 56,000 shares of common stock, exerciseable at US$2.50 per share on or before May 31, 2000. The warrant was fully vested upon issuance. Up to the date of this report, this warrant has not been exercised.

     For the year ended December 31, 1995, had compensation cost for the above warrant been determined based on the fair value at the date of grant, the Group's net income and earnings per share would have been reduced by approximately RMB900,000 and RMB0.17 per share, respectively. There was no effect on the statement of income for the year ended December 31, 1996 as the fair value of the warrant was charged to operations in full in 1995.


21.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

     A substantial portion of the Group's sales are made to a small number of customers on an open account basis and generally no collateral is required. Details of individual customers accounting for more than 10% of the Group's sales for the years ended December 31, 1996 and 1995 are as follows:

                                               Percentage of net sales
                                        ----------------------------------
                                                1996              1995
                                        -----------------   --------------
Easy Keen, Hong Kong                                   46%               -
SCH and its related companies                          17%              37%
Li Chen Mechanic Co., Ltd., PRC                        15%              28%

         Concentration of accounts receivable as of December 31, 1996 and 1995 is as follows:

                                                   Percentage of accounts
                                                         receivable
                                                 ----------------------------
                                                     1996             1995
                                                 ------------  --------------
Five largest accounts receivable                       78%              45%

         The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

         In addition, purchases of raw materials from Easy Keen accounted for 31% of the Group's total purchases for the year ended December 31, 1996.

                      FREMONT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.  SEGMENTAL INFORMATION

     The Group is primarily engaged in the manufacture of steel tubes, bicycles, spare parts and exercise equipment in the PRC and the Company considers its operations to be in only one business segment. Accordingly, substantially all of the Group's identifiable assets are located in the PRC. Geographic sales information is as follows:

                                        1996           1995
                               --------------------  --------
                                  RMB'000   US$'000   RMB'000
PRC                                43,860     5,284    76,498
Export Sales/Re-export Sales
       USA                         12,442     1,499    44,455
       Hong Kong                  150,263    18,104         -
       Others                       2,463       297    16,933
                                  -------    ------   -------

Total sales                       209,028    25,184   137,886
                                  =======    ======   =======

23.  COMMITMENTS

     As of December 31, 1996, the Group had no significant commitments outstanding but not provided for in the consolidated financial statements, other than the commitment to purchase certain land use rights discussed in
     Note 16(e).


24.  CONTINGENCIES

     The Group had no significant contingent liabilities as of December 31, 1996.


25.  PRIOR YEAR FINANCIAL STATEMENTS

     Certain figures in the prior year financial statements have been reclassified to conform to the current year's presentation.

                           INDEX TO EXHIBITS


   Exhibit                                           Sequential
   Number               Description of Document      Page Numbers
   -------              -----------------------      ------------

    10.2                Sale Leaseback Contract
                        between South China
                        Bicycle (Holdings)
                        Company Limited and
                        South China Bicycles
                        Winfill Limited.                 68-69

    10.3                Purchase Agreement for
                        Land Use Right between
                        South China Bicycle
                        (Holdings) Company
                        Limited and South China
                        Bicycles Winfill Limited.           70

    10.4                Guarantee Letter between
                        South China Bicycle
                        (Holdings) Company
                        Limited and South China
                        Bicycles Winfill Limited
                        relating to the guarantee
                        of certain accounts
                        receivable.                         71

    21                  Subsidiaries of the Company.        72

    27                  Financial data schedule
                        (electronic filing only).           --