Form 10QSB
period 1997-03-31
FREMONT CORP
filed 1997-05-14
CIK 38981

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997
                                    --------------

[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from           to
                                    ----------   ---------

                        Commission file number:  0-8128
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

                       9454 Wilshire Boulevard, 6th Floor
                        Beverly Hills, California 90212
-----------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (310) 358-1006
                                                 --------------

                                 Not applicable
-----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

                     FREMONT CORPORATION AND SUBSIDIARIES
                     ------------------------------------

                                     INDEX
                                     -----


PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 1996 and March 31, 1997

              Condensed Consolidated Statements of Operations
              (Unaudited) -
              Three Months Ended March 31, 1996 and 1997

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) -
              Three Months Ended March 31, 1996 and 1997

              Notes to Condensed Consolidated Financial
              Statements (Unaudited) -
              Three Months Ended March 31, 1996 and 1997

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


PART II.  OTHER INFORMATION

     Item 5.  Other information

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                     FREMONT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Amounts in thousands,
                  except number of shares and per share data)


                                        December 31, 1996       March 31, 1997
                                        ------------------      ------------------
                                          RMB        USD          RMB        USD
                                        -------    -------      -------     ------
ASSETS

Current assets:
  Cash and cash
   equivalents                            4,806        579        5,138        619
  Accounts receivable,
   net                                   51,812      6,242       55,773      6,720
  Inventories (Note 2)                   60,403      7,277       60,515      7,291
  Due from SCH                           62,258      7,501       61,603      7,422
  Due from Easy Keen                     35,158      4,236       32,599      3,928
  Prepayments and
   other current assets                  26,151      3,151       24,765      2,984
                                        -------     ------      -------     ------
    Total current assets                240,588     28,986      240,393     28,964
                                        -------     ------      -------     ------

Property, plant and
 equipment                              130,658     15,742      130,658     15,742
Less accumulated
 depreciation                           (21,398)    (2,578)     (24,252)    (2,922)
                                        -------     ------      -------     ------
                                        109,260     13,164      106,406     12,820
                                        -------     ------      -------     ------
Prepayment to SCH for
 property                                20,000      2,410       20,000      2,410
Rental deposit to SCH                    25,600      3,084       24,900      3,000
Bank deposits                            19,319      2,328       19,319      2,326
Goodwill, net                            36,788      4,432       36,543      4,403
Other long-term assets                    7,008        844        6,801        819
                                        -------     ------      -------     ------
    Total assets                        458,563     55,248      454,362     54,742
                                        =======     ======      =======     ======




                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                            (Amounts in thousands,
                  except number of shares and per share data)

                                        December 31, 1996        March 31, 1997
                                        -----------------      -----------------
                                          RMB        USD         RMB       USD
                                        -------    ------      -------    ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                 150,681    18,154      154,881    18,660
  Accounts payable                       45,070     5,430       35,379     4,262
  Accrued expenses and
   other liabilities                     41,137     4,956       40,350     4,861
  Taxes payable                           8,795     1,060        9,620     1,159
  Finance lease
   obligations, current
   portion                               12,469     1,502        9,352     1,127
                                        -------    ------      -------    ------
    Total current
     liabilities                        258,152    31,102      249,582    30,069

Finance lease
 obligations                              7,089       854        7,089       854
 Loan from MTE (Note 3)                  33,280     4,010       33,280     4,010
Other long-term payables                  2,764       333        2,836       342
                                        -------    ------      -------    ------
    Total liabilities                   301,285    36,299      292,787    35,275
                                        -------    ------      -------    ------

Minority interests                       11,980     1,443       11,662     1,405
                                        -------    ------      -------    ------




                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                             (Amounts in thousands,
                  except number of shares and per share data)

                                        December 31, 1996      March 31, 1997
                                        -----------------     ----------------
                                          RMB       USD        RMB       USD
                                        ------     ------     ------    ------
  LIABILITIES AND
  SHAREHOLDERS' EQUITY

  Shareholders' equity
   (Note 4):
   Common stock, par value
     US$ .001 per share;
     authorized -
     100,000,000 shares;
     issued and
     outstanding -
     5,821,639 shares at
     December 31, 1996 and
     5,831,639 shares at
     March 31, 1997                          48        6          48        6
   Additional paid-in
     capital                            117,247   14,126     117,471   14,153
   Dedicated capital                     11,785    1,420      11,785    1,420
   Retained earnings                     16,218    1,954      20,609    2,483
                                        -------   ------     -------   ------
     Total shareholders'
      equity                            145,298   17,506     149,913   18,062
                                        -------   ------     -------   ------
     Total liabilities
     and shareholders'
      equity                            458,563   55,248     454,362   54,742
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

                                             Three Months Ended March 31,
                                         -------------------------------------
                                          1996                1997
                                         ---------    ------------------------
                                          RMB           RMB           USD
                                         ---------    ---------      ---------

Sales
 - to related companies                     10,000        7,517            906
 - to others                                30,177       36,698          4,421
                                         ---------    ---------      ---------
                                            40,177       44,215          5,327
Cost of goods sold
 - purchases from related
    companies                                             3,259            393
 - others                                   30,484       30,171          3,635
                                         ---------    ---------      ---------
Gross profit                                 9,693       10,785          1,299

Selling, general and
  administrative expenses                    4,219        5,007            603
Less:  Shared by SCH                          (881)      (1,298)          (156)

Amortization of deferred
  pre-operating costs (Note 5)               2,134

Interest expense, net                        1,922        2,456            296

Other expense, net                             216           47              5
                                         ---------    ---------      ---------
  Income before income taxes                 2,083        4,573            551

Provision for income taxes                    (500)        (500)           (60)
                                         ---------    ---------      ---------
  Income before minority
   interests                                 1,583        4,073            491

Minority interests                             296          318             38
                                         ---------    ---------      ---------
  Net income                                 1,879        4,391            529
                                         =========    =========      =========
Net income per common share                    .33          .74            .09
                                         =========    =========      =========
Weighted average number of
  common shares (Note 1)                 5,684,962    5,911,642      5,911,642
                                         =========    =========      =========



                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                          Three Months Ended March 31,
                                        --------------------------------
                                          1996                1997
                                        --------        ----------------
                                          RMB            RMB       USD
                                        --------        ------    ------
Cash flows from operating
 activities
 Net income                                1,879         4,391       529
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation                           2,129         2,854       344
    Amortization                           2,979           367        44
    Minority interests                      (296)         (318)      (38)
    Rental expense offset
     against due from SCH                                  700        84
    Changes in operating
     assets and liabilities:
     (Increase) decrease in -
      Accounts receivable                 (4,304)       (3,961)     (477)
      Inventories                         (3,097)         (112)      (13)
      Due from SCH                        (2,234)          655        79
      Due from Easy Keen                                 2,559       308
      Prepayments and other
       current assets                    (14,113)        1,386       167
      Other long-term assets              (2,207)           85        10
     Increase (decrease) in -
      Accounts payable                     2,089        (9,691)   (1,168)
      Accrued expenses and
       other liabilities                     494          (787)      (95)
      Taxes payable                         (416)          825        99
      Other long-term payables             2,300            72         9
                                        --------        ------    ------
       Net cash used in
        operating activities             (14,797)         (975)     (118)
                                        --------        ------    ------
Cash flows from investing
 activities:
  Additions to property, plant
   and equipment                          (7,925)
                                        --------        ------    ------
       Net cash used in
        investing activities              (7,925)
                                        --------        ------    ------


                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (continued)
                             (Amounts in thousands)

                                          Three Months Ended March 31,
                                        --------------------------------
                                          1996               1997
                                        --------        ----------------
                                          RMB            RMB       USD
                                        --------        ------    ------
Cash flows from financing
activities:
 Net proceeds from short-term
  borrowings                              22,315         4,200       506
 Payments of finance lease
  obligations                                           (3,117)     (375)
 Sale of common stock and
  warrants, net of costs                   3,733
 Exercise of warrants                                      224        27
                                        --------        ------    ------
   Net cash provided by
    financing activities                  26,048         1,307       158
                                        --------        ------    ------
Cash and cash equivalents:
 Net increase                              3,326           332        40
 At beginning of period                    6,507         4,806       579
                                        --------        ------    ------
 At end of period                          9,833         5,138       619
                                        ========        ======    ======





                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997


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

     South China Bicycles Winfill Limited ("SCBW") is a Sino-foreign joint venture formed to engage in the design, manufacture and marketing of bicycles, bicycle parts and components and steel tubes. Winfill owns a 98% equity interest in SCBW and South China Bicycles Company (Holdings) Limited ("SCH"), a state-owned enterprise incorporated in the People's Republic of China, owns the remaining 2% equity interest in SCBW. Winfill and SCH formed SCBW effective July 1, 1994, to acquire and operate the bicycle, bicycle parts and components and steel tube manufacturing operations of SCH at a consideration of RMB 152,076,000. Except for a 69% interest in South China Bicycles Co. Ltd. ("SCB"), SCBW owns 100% interests in its principal operating subsidiaries, all of which are organized in the People's Republic of China. The factory operations of SCBW's subsidiaries are located at several sites in Zhaoqing City, Guangdong Province, People's Republic of China. SCB owns a 99.99% interest in Fogance Industries Limited, which is the Hong Kong-based overseas purchasing and sales agent for the Company. For accounting purposes, the transaction has been treated as a recapitalization of Winfill with Winfill as the acquiror (reverse acquisition). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

     The 31% minority interest in SCB is owned by a company of which a director of the Company is president. The director is also a shareholder of Easy Keen and of MTE, the controlling shareholder of the Company. The Company conducts a substantial portion of its sales and purchases through related parties (SCH and Easy Keen), and has additional significant continuing transactions with such related parties. The inability of the Company to continue to conduct a substantial portion of its sales through related companies could have a material adverse effect on the Company's results of operations and financial condition.

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

     Translation of amounts from RMB into USD for the convenience of the reader has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1997 of US$1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

Basis of Presentation - The accompanying consolidated financial statements are
---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1997, the results of operations for the three months ended March 31, 1996 and 1997, and the changes in cash flows for the three months ended March 31, 1996 and 1997. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

Net Income Per Common Share - Net income per common share for the three months
---------------------------
ended March 31, 1996 and 1997 is based on the weighted average number of shares of common stock outstanding, including common stock equivalents. Common stock equivalents consist of outstanding common stock purchase warrants.

2.  INVENTORIES

     Inventories consisted of the following at December 31, 1996 and March 31, 1997:

                             December 31, 1996                 March 31, 1997
                       ---------------------------       --------------------------
                          RMB              USD              RMB              USD
                       ----------       ----------       ----------       ---------
Raw materials          31,736,000        3,824,000       23,732,000       2,859,000
Work-in-progress        5,232,000          630,000       11,773,000       1,419,000
Finished goods         23,435,000        2,823,000       25,010,000       3,013,000
                       ----------       ----------       ----------       ---------
                       60,403,000        7,277,000       60,515,000       7,291,000
                       ==========       ==========       ==========       =========

3.  LOAN FROM MTE

     The unsecured loan of RMB 33,280,000 from MTE, the parent company, is denominated in USD, bears no interest, and has no fixed repayment terms.


4.  SALE OF SECURITIES

     During March 1996, the Company sold 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, which provided net proceeds of RMB 3,720,000 (USD 448,200). Each common stock purchase warrant entitles the holder to purchase one share of common stock for US$3.00 per share on or before February 28, 1998. During February 1997, 10,000 common stock purchase warrants were exercised, providing net proceeds of RMB 224,000 (USD 27,000), which resulted in the issuance of 10,000 shares of common stock.


5.  DEFERRED PRE-OPERATING COSTS

     Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and were amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility. Amortization expense was RMB 2,134,000 for the three months ended March 31, 1996.

6.  ANTI-DUMPING INVESTIGATION

     The Company manufactures bicycles in the People's Republic of China (the "PRC" or "China") through its subsidiary, SCB, and exports to the United States through various distributors and trade intermediaries. Although there are other markets for SCB's products, the United States market is considered an important market for SCB.

     Pursuant to a petition filed by three United States bicycle manufacturers in early 1995, the United States International Trade Commission (the "ITC") launched an anti-dumping investigation against companies which manufacture bicycles in the PRC for import into the United States. In May 1995, the ITC found a reasonable indication that "a U.S. industry is materially injured or threatened with material injury by reason of imports of bicycles (from the PRC) allegedly sold at less than fair value." After the ITC's initial determination, the United States Department of Commerce (the "Department of Commerce") began its investigation of the PRC bicycle manufacturing industry, requesting financial and other information from several Chinese bicycle manufacturers (not including SCB), in order to calculate dumping margins and impose anti-dumping duties.

     During November 1995, the Department of Commerce issued a preliminary determination which calculated a 61.67% dumping margin on bicycles manufactured by SCB and all but nine Chinese bicycle manufacturers. As a result, each Chinese bicycle manufacturer which continued to export product to the United States was required to post a "single-entry bond" equal to the estimated potential duty on bicycles exported to the United States from the date of the preliminary notice until the date of the final determination.

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

     All litigation regarding the anti-dumping investigation was settled during March 1997. Pursuant to the settlement, the Lanham Act claim was dismissed on or about March 4, 1997, and the Department of Commerce action was dismissed on or about March 26, 1997, and the ITC action was dismissed on or about March 27, 1997.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

     Effective April 28, 1995, the Company acquired Winfill. Winfill owns a 98% interest in SCBW, a Sino-foreign joint venture engaged in the design, manufacture and marketing of bicycles, bicycle parts and components, steel tubes, and exercise equipment. Winfill commenced operations effective July 1, 1994. Except for a 69% interest in SCB, SCBW owns 100% interests in its principal operating subsidiaries, all of which are organized in the People's Republic of China. The factory operations of SCBW's subsidiaries are located at several sites in Zhaoqing City, Guangdong Province, People's Republic of China. SCB owns a 99.99% interest in Fogance Industries Limited, which is the Hong Kong-based overseas purchasing and sales agent for the Company.

     For accounting purposes, the transaction has been treated as a recapitalization of Winfill with Winfill as the acquiror (reverse acquisition). The consolidated financial statements include the accounts of Winfill and its majority owned and controlled subsidiaries.


Consolidated Results of Operations:

     Three Months Ended March 31, 1996 and 1997 -

     Sales for the three months ended March 31, 1997 were RMB 44,215,000, as compared to RMB 40,177,000 for the three months ended March 31, 1996, an increase of RMB 4,038,000 or 10.1%. Sales to related companies for the three months ended March 31, 1997 were RMB 7,517,000 or 17.0% of sales, as compared to RMB 10,000,000 or 24.9% of sales for the three months ended March 31, 1996, a decrease of RMB 2,483,000 or 24.8%. Sales to unrelated companies for the three months ended March 31, 1997 were RMB 36,698,000 or 83.0% of sales, as compared to RMB 30,177,000 or 75.1% of sales for the three months ended March 31, 1996, an increase of RMB 6,521,000 or 21.6%. Sales to related companies are both for domestic and export purposes. The increase in sales in 1997 as compared to 1996 was primarily a result of the resolution of the anti-dumping investigation, which allowed the Company to resume export sales of bicycles to the United States during the three months ended September 30, 1996, and the introduction of an exercise equipment product line in the fourth quarter of 1996, which was developed primarily for export to the United States.

     For the three months ended March 31, 1997, PRC domestic sales were RMB 12,372,000 or 28.0% of sales, and export sales were RMB 31,843,000 or 72.0% of sales (including RMB 17,322,000 to the United States). For the three months ended March 31,

1996, PRC domestic sales were RMB 24,607,000 or 61.2% of sales, and export sales were RMB 15,570,000 or 38.8% of sales. For the three months ended March 31, 1997, sales of bicycles and bicycles parts were RMB 31,915,000 or 72.2% of sales, and sales of exercise equipment were RMB 12,300,000 or 27.8% of sales.

     The Company introduced an exercise equipment product line during the fourth quarter of 1996, which is expected to become a substantial part of the Company's business in the future. The Company is a contract manufacturer on a purchase order basis for original equipment manufacturers that market their products in the United States through major department stores. The Company began manufacturing the "AB-Toner" in 1996, and is also manufacturing the "Health Walker" in 1997. The Health Walker is a portable, stationery exercise machine with a retail price of approximately US$200. Order backlog for the Health Walker at March 31, 1997 was approximately RMB 37,000,000, which is expected to be shipped through October 1997.

     Gross profit for the three months ended March 31, 1997 was RMB 10,785,000 or 24.4% of sales, as compared to RMB 9,693,000 or 24.1% of sales for the three months ended March 31, 1996.

     Selling, general and administrative expenses for the three months ended March 31, 1997 increased by RMB 371,000 or 11.1%, to RMB 3,709,000 or 8.4% of
sales, as compared to RMB 3,338,000 or 8.3% of sales for the three months ended March 31, 1996, net of amounts assumed by SCH of RMB 1,298,000 and RMB 881,000, respectively. Selling, general and administrative expenses increased on an absolute basis in 1997 as compared to 1996 as a result of increased sales, but remained relatively constant as a percent of sales.

     Pursuant to a cost sharing agreement between SCBW and SCH effective January 1, 1995, SCH agreed to bear 40% of certain selling, general and administrative expenses incurred by SCBW, which represents its share of management and selling activities incurred by SCBW on SCH's behalf.

     Amortization of deferred pre-operating costs for the three months ended March 31, 1996 was RMB 2,134,000. Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and were amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility.

     Interest expense for the three months ended March 31, 1997 was RMB 2,456,000 or 5.6% of sales, as compared to RMB 1,922,000 or 4.8% of sales for the three months ended March 31, 1996. The increase in interest expense in 1997 as compared to 1996 was primarily a result of an increase in short-term borrowings to support working capital requirements related to increased sales, particularly with respect to the exercise equipment product line.

     Interest income for the three months ended March 31, 1997 and 1996 was not material. The Company recognized approximately RMB 4,300,000 of interest income on amounts due from SCH primarily for the purchase of goods, which was calculated at a rate of 8.5% per annum and was recorded in the fourth quarter of 1996. The Company has not completed negotiations with SCH with regard to the recognition of interest income in 1997.

     For the three months ended March 31, 1997, net income was RMB 4,391,000 (RMB .74 per share) or 9.9% of sales. Primarily as a result of the amortization of deferred pre-operating costs, for the three months ended March 31, 1996, net income was RMB 1,879,000 (RMB .33 per share) or 4.7% of sales.


Consolidated Financial Condition - March 31, 1997:

     Liquidity and Capital Resources -

     For the three months ended March 31, 1997, the Company's operations utilized cash resources of RMB 975,000, as compared to utilizing cash resources of RMB 14,797,000 for the three months ended March 31, 1996, a reduction of RMB 13,822,000, despite an increase in sales in 1997 as compared to 1996. The most significant components of the cash utilized by operations in 1997 were the increase in accounts receivable of RMB 3,961,000 and the decrease in accounts payable of RMB 9,691,000, which were partially offset by the decrease in due from Easy Keen of RMB 2,559,000 and the decrease in prepayments and other current assets of RMB 1,386,000.

     Primarily as a result of the reduction of current liabilities during the three months ended March 31, 1997, the Company had a working capital deficit of RMB 9,189,000 at March 31, 1997, as compared to a working capital deficit of RMB 17,564,000 at December 31, 1996. As a result, the Company's current ratio at March 31, 1997 was .96:1, as compared to .93:1 at December 31, 1996.

     Except with regard to the initial transaction pursuant to which SCBW was organized and capitalized, the Company's primary method of financing its capital requirements has been borrowings. Short-term borrowings consist primarily of bank loans, are unsecured, repayable within one year, have interest rates ranging from 7.63% to 21.6%, and have been utilized for working capital purposes and, prior to 1996, to finance the expansion of the production facility and the purchase of equipment. The Company had no long-term bank borrowings at December 31, 1996 and March 31, 1997.

     During the three months ended March 31, 1997, short-term borrowings increased by RMB 4,200,000, which were utilized to fund operating requirements and the payment of finance lease obligations of RMB 3,117,000.

     During March 1996, the Company sold 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, which provided net proceeds of RMB 3,720,000 (USD 448,200). Each common stock purchase warrant entitles the holder to purchase one share of common stock for US$3.00 per share on or before February 28, 1998. During August 1996, 5,000 common stock purchase warrants were exercised, providing net proceeds of RMB 112,000 (USD 13,500), which resulted in the issuance of 5,000 shares of common stock. For each common stock purchase warrant exercised in August 1996, the Company issued an identical common stock purchase warrant to purchase 1.5 shares. During February 1997, 10,000 common stock purchase warrants were exercised, providing net proceeds of RMB 224,000 (USD 27,000), which resulted in the issuance of 10,000 shares of common stock.

     SCBW is considered by the government of China as an important component of the bicycle production and exporting base of China, and has been designated for continuing financial support by the Zhaoqing Branch of the Bank of China. SCBW has utilized borrowings from the Bank of China to support increases in production and sales, and to finance the expansion of the production facility and to purchase equipment. Pursuant to guidelines issued by the government of China, SCBW increased its short-term borrowings during 1995, 1996 and 1997 from the Bank of China with loans having maturities ranging from one to two months. The working capital loans that the Bank of China makes to SCBW are renewed so long as SCBW's production and business operations continue to meet certain operating and financial criteria. Management believes that the Bank of China will continue to renew SCBW's existing borrowings and increase its borrowing base as necessary to support operations at current levels.

     In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for USD 5,000,000. MTE assigned USD 1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 1996 and March 31, 1997. The USD 4,000,000 note payable to MTE is unsecured, bears no interest and has no fixed repayment terms. There have been no payments on this note, which is presented as loan from MTE of RMB 33,280,000 in the consolidated balance sheets at December 31, 1996 and March 31, 1997. The Company believes that the terms of this loan will continue until substantial full-scale production at the new facility is reached, which is expected to take at least until 1998.

     Through the end of 1998, SCBW currently plans to expend approximately RMB 40,000,000 with respect to the second phase of development of the new production complex, including the tube production line and the spare parts welding line. Although the Company expects to fund the second phase of development through long-term bank loans, to the extent available, and/or the sale of the Company's debt or equity securities, there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to arrange adequate financing under acceptable terms on a timely basis, the Company will delay the second phase of development of the new production complex. In addition, during 1997, SCBW plans to add a new paint and assembly line for exercise equipment, and to upgrade and relocate the steel tube factory to the new production complex at an estimated cost of RMB 6,000,000.

     The Company believes that its cash flow provided by operations, combined with short-term and long-term borrowings, will be sufficient to support operations at current levels. However, in order to increase sales and fully utilize the expanded production capacity of the new production complex, the Company will require operating capital substantially in excess of that available from domestic Chinese sources. As a result of the Company's existing capital structure and reliance on borrowings, such additional operating capital would most likely be in the form of some type of an equity investment. An important factor in the Company's ability to increase production levels is the timely availability of sufficient operating capital at a reasonable cost.


     Inflation and Currency Matters -

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the year ended December 31, 1996, the general inflation rate in China was in excess of 10% on an annualized basis. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     A substantial portion of the Company's revenues are denominated in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial position. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable during 1994, 1995 and 1996. The swap center rate was US$1.00 to RMB 8.70 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB
8.32 at December 31, 1995, RMB 8.32 at December 31, 1996, and RMB 8.32 at March 31, 1997.

                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 5.  OTHER INFORMATION

     Effective April 30, 1997, Robert N. Weingarten resigned as Chief Financial Officer, Assistant Secretary and a Director of the Company.

     Effective May 1, 1997, Gao Wei Son and Zhen Da Qing were appointed to the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27   Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K - Three Months Ended March 31, 1997:

          (1) February 14, 1997 - issuance of common stock pursuant to Regulation S as payment for note payable (Item 9).

          (2) February 28, 1997 - issuance of common stock pursuant to Regulation S upon exercise of common stock purchase warrant (Item 9).

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



                                        FREMONT CORPORATION
                                        -------------------
                                             (Registrant)



Date:  May 12, 1997                By:  /s/ WINSTON WU
                                        ------------------------
                                        Winston Wu
                                        President
                                        (Duly Authorized Officer
                                         and Acting Principal
                                         Financial Officer)