Form 10QSB
period 1997-06-30
FREMONT CORP
filed 1997-08-19
CIK 38981

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997
                                    -------------

[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from _________ to _________

                        Commission file number:  0-8128
                                                 ------

                              FREMONT CORPORATION
-------------------------------------------------------------------------------
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
                              Yes   X     No
                                  -----      -----

     As of July 31, 1997, the issuer had 5,861,639 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:
                              Yes          No   X
                                  -----       -----

Total sequentially numbered pages in this document:  26.

                     FREMONT CORPORATION AND SUBSIDIARIES
                     ------------------------------------

                                     INDEX
                                     -----


PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 1996 and June 30, 1997

              Condensed Consolidated Statements of Operations
              (Unaudited) - Three Months and Six Months Ended
              June 30, 1996 and 1997

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Six Months Ended June 30, 1996 and
              1997

              Notes to Condensed Consolidated Financial
              Statements (Unaudited) - Three Months and Six
              Months Ended June 30, 1996 and 1997

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


PART II.  OTHER INFORMATION

     Item 5.  Other information

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                     FREMONT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (Amounts in thousands, except for share data)


                                    December 31, 1996          June 30, 1997
                                   ------------------    ---------------------
                                    RMB         USD        RMB            USD
                                   ------------------    ---------------------
ASSETS

Current assets:
  Cash and cash
   equivalents                        4,806         579       6,608      796
  Accounts receivable,
   net                               51,812       6,242      63,984    7,709
  Inventories (Note 2)               60,403       7,277      59,158    7,128
  Due from SCH                       62,258       7,501      59,089    7,119
  Due from Easy Keen                 35,158       4,236      29,415    3,544
  Prepayments and
   other current assets              26,151       3,151      26,852    3,235
                                    -------     -------     -------   ------
    Total current assets            240,588      28,986     245,106   29,531
                                    -------     -------     -------   ------

Property, plant and
 equipment                          130,658      15,742     132,838   16,005
Less accumulated
 depreciation                       (21,398)     (2,578)    (26,492)  (3,192)
                                    -------     -------     -------   ------
                                    109,260      13,164     106,346   12,813
                                    -------     -------     -------   ------
Prepayment to SCH for
 property                            20,000       2,410      20,000    2,410
Rental deposit to SCH                25,600       3,084      24,200    2,916
Bank deposits                        19,319       2,328      19,319    2,327
Goodwill, net                        36,788       4,432      36,298    4,373
Other long-term assets                7,008         844       7,652      922
                                    -------     -------     -------   ------
    Total assets                    458,563      55,248     458,921   55,292
                                    =======     =======     =======  =======


                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                 (Amounts in thousands, except for share data)


                                      December 31, 1996        June 30, 1997
                                      -----------------    -------------------
                                        RMB        USD          RMB      USD
                                      --------  --------   --------   --------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings               150,681   18,154      169,681   20,443
  Accounts payable                     45,070    5,430       29,358    3,537
  Accrued expenses and
   other liabilities                   41,137    4,956       37,663    4,538
  Taxes payable                         8,795    1,060        7,164      863
  Finance lease
   obligations, current
   portion                             12,469    1,502        8,025      967
                                      -------   ------      -------   ------
    Total current
     liabilities                      258,152   31,102      251,891   30,348

Finance lease
 obligations                            7,089      854        7,089      854
Loan from MTE (Note 3)                 33,280    4,010       33,280    4,010
Other long-term payables                2,764      333        2,833      341
                                      -------   ------      -------   ------
    Total liabilities                 301,285   36,299      295,093   35,553
                                      -------   ------      -------   ------
Minority interests                     11,980    1,443       11,005    1,326
                                      -------   ------      -------   ------


                                  (continued)

                    FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                 (Amounts in thousands, except for share data)


                           December 31, 1996     June 30, 1997
                           -----------------    ----------------
                             RMB       USD        RMB      USD
                           -------    ------    -------   ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Shareholders' equity
 (Note 4):
Common stock, par value
 US$ .001 per share;
 authorized -
 100,000,000 shares;
 issued and
 outstanding -
 5,821,639 shares at
 December 31, 1996 and
 5,831,639 shares at
 June 30, 1997                   48        6        48        6
Additional paid-in
 capital                    117,247   14,126   117,471   14,153
Dedicated capital            11,785    1,420    11,785    1,420
Retained earnings            16,218    1,954    23,519    2,834
                            -------   ------   -------   ------
  Total shareholders'
   equity                   145,298   17,506   152,823   18,413
                            -------   ------   -------   ------
  Total liabilities
   and shareholders'
   equity                   458,563   55,248   458,921   55,292
                            =======   ======   =======   ======




                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Amounts in thousands, except for share data)

                                                  Three Months Ended June 30,
                                              ------------------------------------
                                                 1996              1997
                                              ----------   -----------------------
                                                 RMB          RMB          USD
                                              ---------    ---------    ---------
Sales
 - to related companies                          15,000        5,430          654
 - to others                                     27,801       41,548        5,006
                                              ---------    ---------    ---------
                                                 42,801       46,978        5,660
Cost of goods sold
 - purchases from related
   companies                                     18,894        3,884          468
 - others                                        17,079       33,483        4,034
                                              ---------    ---------    ---------
Gross profit                                      6,828        9,611        1,158

Selling, general and
  administrative expenses                         2,782        4,439          535
  Less:  Shared by SCH                             (588)        (979)        (118)

Amortization of deferred
  pre-operating costs (Note 5)                    2,133

Interest expense, net                               992        2,818          339

Other (income) expense, net                         (81)         405           49
                                              ---------    ---------    ---------
     Income before income taxes                   1,590        2,928          353

Provision for income taxes                         (500)        (675)         (81)
                                              ---------    ---------    ---------
  Income before minority interests                1,090        2,253          272

Minority interests                                  475          657           79
                                              ---------    ---------    ---------
  Net income                                      1,565        2,910          351
                                              =========    =========    =========
Net income per common share
  (Note 7)                                          .27          .49          .06
                                              =========    =========    =========
Weighted average number of
  common shares outstanding
  (Note 7)                                    5,877,217    5,907,980    5,907,980
                                              =========    =========    =========

                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Amounts in thousands, except for share data)

                                                   Six Months Ended June 30,
                                              ------------------------------------
                                                 1996               1997
                                              ----------   -----------------------
                                                 RMB          RMB          USD
                                              ---------    ---------    ---------
Sales
 - to related companies                          25,000       12,947        1,560
 - to others                                     57,978       78,246        9,427
                                              ---------    ---------    ---------
                                                 82,978       91,193       10,987
Cost of goods sold
 - purchases from related
   companies                                     18,894        7,143          861
 - others                                        47,563       63,654        7,669
                                              ---------    ---------    ---------
Gross profit                                     16,521       20,396        2,457

Selling, general and
  administrative expenses                         7,001        9,446        1,138
  Less:  Shared by SCH                           (1,469)      (2,277)        (274)

Amortization of deferred
  pre-operating costs (Note 5)                    4,267

Interest expense, net                             2,914        5,274          635

Other expense, net                                  135          452           54
                                              ---------    ---------    ---------
     Income before income taxes                   3,673        7,501          904

Provision for income taxes                       (1,000)      (1,175)        (142)
                                              ---------    ---------    ---------
  Income before minority interests                2,673        6,326          762

Minority interests                                  771          975          117
                                              ---------    ---------    ---------
  Net income                                      3,444        7,301          879
                                              =========    =========    =========
Net income per common share
  (Note 7)                                          .59         1.24          .15
                                              =========    =========    =========
Weighted average number of
  common shares outstanding
  (Note 7)                                    5,808,050    5,910,012    5,910,012
                                              =========    =========    =========

                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                          1996          1997
                                                        --------   ---------------
                                                          RMB       RMB       USD
                                                        -------    -------    -----
Cash flows from operating
 activities:
 Net income                                             3,444      7,301       879
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation                                        4,354      5,094       614
    Amortization                                        6,199        732        88
    Minority interests                                   (771)      (975)     (117)
    Rental expense offset
     against due from SCH                                          1,400       169
    Changes in operating
     assets and liabilities:
     (Increase) decrease in -
      Accounts receivable                              (1,733)   (12,172)   (1,466)
      Inventories                                     (20,675)     1,245       150
      Due from SCH                                    (10,000)     3,169       382
      Due from Easy Keen                                5,743        692
      Prepayments and other
       current assets                                  (1,321)      (701)      (84)
       Other long-term assets                             183       (886)     (107)
     Increase (decrease) in -
      Accounts payable                                (12,673)   (15,712)   (1,893)
      Accrued expenses and
       other liabilities                                 (521)    (3,474)     (419)
      Taxes payable                                      (588)    (1,631)     (197)
      Other long-term payables                          5,513         69         8
                                                      -------    -------    ------
       Net cash used in
        operating activities                          (28,589)   (10,798)   (1,301)
                                                      -------    -------    ------
Cash flows from investing
 activities:
  Additions to property, plant
   and equipment                                      (20,691)    (2,180)     (263)
                                                      -------    -------    ------
       Net cash used in
        investing activities                          (20,691)    (2,180)     (263)
                                                      -------    -------    ------

                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (continued)
                             (Amounts in thousands)

                                     Six Months Ended June 30,
                                  -------------------------------
                                     1996             1997
                                  ----------   ------------------
                                     RMB         RMB        USD
                                  ----------   --------   -------
Cash flows from financing
 activities:
  Net proceeds from short-term
  borrowings                         84,499     19,000     2,289
 Repayment of short-term
  borrowings                         (6,656)
 Repayment of long-term bank
  loans                             (27,726)
 Payments of finance lease
  obligations                        (3,316)    (4,444)     (535)
 Sale of common stock and
  warrants, net of costs              3,734
 Exercise of warrants, net
  of costs                                         224        27
                                    -------    -------    ------
   Net cash provided by
    financing activities             50,535     14,780     1,781
                                    -------     ------     -----
Cash and cash equivalents:
 Net increase                         1,255      1,802       217
 At beginning of period               6,507      4,806       579
                                    -------     ------     -----
 At end of period                     7,762      6,608       796
                                    =======     ======     =====





                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997


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

     Translation of amounts from RMB into USD for the convenience of the reader has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 1997 of US$1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

Basis of Presentation - The accompanying consolidated financial statements are
---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1997, the results of operations for the three months and six months ended June 30, 1996 and 1997, and the changes in cash flows for the six months ended June 30, 1996 and 1997. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

     Certain prior period amounts have been reclassified to conform with the current year presentation.

2.   INVENTORIES

     Inventories consisted of the following at December 31, 1996 and June 30, 1997:

                              December 31, 1996         June 30, 1997
                            ---------------------   ---------------------
                               RMB         USD         RMB        USD
                            ---------   ---------   ---------   ---------
Raw materials               31,736,000  3,824,000   19,821,000  2,388,000
Work-in-progress             5,232,000    630,000   12,544,000  1,511,000
Finished goods              23,435,000  2,823,000   26,793,000  3,228,000
                            ----------  ---------   ----------  ---------
                            60,403,000  7,277,000   59,158,000  7,127,000
                            ==========  =========   ==========  =========

3.   LOAN FROM MTE

     The unsecured loan of RMB 33,280,000 from MTE, the parent company, is denominated in USD, bears no interest, and has no fixed repayment terms.

4.   SALE OF SECURITIES

     During March 1996, the Company sold 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, which provided net proceeds of RMB 3,720,000 (USD 448,200). Each common stock purchase warrant entitles the holder to purchase one share of common stock for US$3.00 per share on or before February 28, 1998. During February 1997, 10,000 common stock purchase warrants were exercised, providing net proceeds of RMB 224,000 (USD 27,000), which resulted in the issuance of 10,000 shares of common stock.
During July 1997, 30,000 common stock purchase warrants were exercised, providing net proceeds of RMB 672,000 (USD 81,000), which resulted in the issuance of 30,000 shares of common stock. Millennium Capital Partners, Ltd. is entitled to a 10% fee in conjunction with this transaction.

5.   DEFERRED PRE-OPERATING COSTS

     Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and were amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility. Amortization expense was RMB 2,133,000 and RMB 4,267,000 for the three months and six months ended June 30, 1996.

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

7.   NET INCOME PER COMMON SHARE

     Net income per common share for the three months and six months ended June 30, 1996 and 1997 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each respective period. Common stock equivalents consist of outstanding common stock purchase warrants, and are included in the calculation of weighted average shares of common stock outstanding pursuant to the treasury stock method as prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share."

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt this statement and reflect its disclosures in the Company's 1997 financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements, a dual presentation of "basic" earnings per share and "diluted" earnings per share, as defined, will be required. Basic earnings per share does not include the dilutive effect of stock options and warrants. If the new pronouncement had been in effect for the three months and six months ended June 30, 1996 and 1997, net income per share would have been as follows:


                        Three Months Ended      Six Months Ended
                            June 30,               June 30,
                      --------------------   --------------------
                        1996       1997         1996      1997
                      ---------  ---------   --------- ----------
Net income - as
  reported            1,565,000  2,910,000   3,444,000  7,301,000

Net income per
  common share -
  as reported:
  Primary                   .27        .49         .59       1.24
  Fully diluted              --         --          --         --

Weighted average
  number of
  common shares
  outstanding         5,877,217  5,907,980   5,808,050  5,910,012

Net income per
  common share -
  pro forma:
  Basic                     .27        .50         .60       1.25
  Diluted                   .27        .49         .59       1.24

Weighted average
  number of
  common shares
  outstanding:
  Basic               5,768,639  5,831,639   5,699,472  5,828,306
  Diluted             5,877,217  5,907,980   5,808,050  5,910,012


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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1997 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, the availability of short-term bank borrowings to fund capital expenditures and operations, the repayment of loans, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this quarterly report and those included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.


Recent Developments:

     On June 4, 1996, the ITC made a negative final determination in its anti-dumping investigation on imports of bicycles from China. The negative ITC determination means that the ITC found that there is not a reasonable indication that a United States industry is materially injured or threatened with material injury by reason of imports of bicycles from China. The negative ITC determination allowed all Chinese bicycle manufacturers (including SCB) to resume exporting to the United States without the imposition of an anti-dumping duty. All litigation regarding the anti-dumping investigation was settled during March 1997. For additional information regarding this matter, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

     The Company introduced an exercise equipment product line during the fourth quarter of 1996, and began manufacturing a bicycle with an automatic transmission during 1997. The Company manufactures such products on a purchase order basis for original equipment manufacturers that market their products in the United States through infomercials, television home shopping networks and mass market retailers. The Company does not own any rights with respect to these products or the names under which they are marketed.


Consolidated Results of Operations:

     Three Months Ended June 30, 1996 and 1997 -

     Sales. Sales for the three months ended June 30, 1997 were RMB 46,978,000, as compared to RMB 42,801,000 for the three months ended June 30, 1996, an increase of RMB 4,177,000 or 9.8%. Sales to related companies for the three months ended June 30, 1997 were RMB 5,430,000 or 11.6% of sales, as compared to RMB 15,000,000 or 35.0% of sales for the three months ended June 30, 1996, a decrease of RMB 9,570,000 or 63.8%. Sales to unrelated companies for the three months ended June 30, 1997 were RMB 41,548,000 or 88.4% of sales, as compared to RMB 27,801,000 or 65.0% of sales for the three months ended June 30, 1996, an increase of RMB 13,747,000 or 49.4%. Sales to related companies are both for domestic and export purposes. The increase in sales in 1997 as compared to 1996 was primarily a result of the resolution of the anti-dumping investigation, which allowed the Company to resume export sales of bicycles to the United States during the three months ended September 30, 1996, and the introduction of an exercise equipment product line in the fourth quarter of 1996, which was developed primarily for export to the United States.

     For the three months ended June 30, 1997, PRC domestic sales were RMB 10,973,000 or 23.4% of sales, and export sales were RMB 36,005,000 or 76.6% of sales. For the three months ended June 30, 1996, PRC domestic sales were RMB 11,257,000 or 26.3% of sales, and export sales were RMB 31,544,000 or 73.3% of sales. For the three months ended June 30, 1997, sales of bicycles and bicycles parts were RMB 22,908,000 or 48.8% of sales and sales of exercise equipment were RMB 24,070,000 or 51.2% of sales.

     Gross Profit.  Gross profit for the three months ended June

30, 1997 was RMB 9,611,000 or 20.5% of sales, as compared to RMB 6,828,000 or 16.0% of sales for the three months ended June 30, 1996. The improvement in gross profit margin in 1997 as compared to 1996 was primarily a result of increasing sales of higher margin exercise equipment and the resolution of the anti-dumping investigation.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1997 increased by RMB 1,266,000 or 57.7%, to RMB 3,460,000 or 7.4% of sales, as compared to RMB 2,194,000 or 5.1% of sales for the three months ended June 30, 1996, net of amounts assumed by SCH of RMB 979,000 and RMB 588,000, respectively, in 1997 and 1996. Selling, general and administrative expenses increased on both an absolute basis and as a percentage of sales in 1997 as compared to 1996 primarily as a result of the development expenses related to the new exercise equipment and bicycle product lines.

     Pursuant to a cost sharing agreement between SCBW and SCH effective January 1, 1995, SCH agreed to bear 40% of certain selling, general and administrative expenses incurred by SCBW, which represents its share of management and selling activities incurred by SCBW on SCH's behalf.

     Deferred Pre-Operating Costs. Amortization of deferred pre-operating costs for the three months ended June 30, 1996 was RMB 2,133,000. Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and were amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility.

     Interest Expense. Interest expense for the three months ended June 30, 1997 was RMB 2,818,000 or 6.0% of sales, as compared to RMB 992,000 or 2.3% of sales for the three months ended June 30, 1996. The increase in interest expense in 1997 as compared to 1996 was primarily a result of an increase in short-term borrowings to support the working capital requirements related to increased sales of the exercise equipment product line, since exercise equipment export sales typically have a longer collection cycle than bicycle export sales.

     Interest Income. Interest income for the three months ended June 30, 1997 and 1996 was not material. During the year ended December 31, 1996, the Company recognized approximately RMB 4,300,000 of interest income on amounts due from SCH primarily for the purchase of goods, which was calculated at a rate of 8.5% per annum and was recorded in the fourth quarter of 1996. The Company has not completed negotiations with SCH with regard to the recognition of interest income in 1997.

     Net Income. For the three months ended June 30, 1997, net income was RMB 2,910,000 (RMB .49 per share) or 6.2% of sales. For the three months ended June 30, 1996, net income was RMB 1,565,000 (RMB .27 per share) or 3.7% of sales, including the amortization of deferred pre-operating costs of RMB 2,133,000.


Six Months Ended June 30, 1996 and 1997 -

     Sales. Sales for the six months ended June 30, 1997 were RMB 91,193,000, as compared to RMB 82,978,000 for the six months ended June 30, 1996, an increase of RMB 8,215,000 or 9.9%. Sales to related companies for the six months ended June 30, 1997 were RMB 12,947,000 or 14.2% of sales, as compared to RMB 25,000,000 or 30.1% of sales for the six months ended June 30, 1996, a decrease of RMB 12,053,000 or 48.2%. Sales to unrelated companies for the six months ended June 30, 1997 were RMB 78,246,000 or 85.8% of sales, as compared to RMB 57,978,000 or 69.9% of sales for the six months ended June 30, 1996, an increase of RMB 20,268,000 or 35.0%. Sales to related companies are both for domestic and export purposes. The increase in sales in 1997 as compared to 1996 was primarily a result of the resolution of the anti-dumping investigation, which allowed the Company to resume export sales of bicycles to the United States during the three months ended September 30, 1996, and the introduction of an exercise equipment product line in the fourth quarter of 1996, which was developed primarily for export to the United States.

     For the six months ended June 30, 1997, PRC domestic sales were RMB 23,345,000 or 25.6% of sales, and export sales were RMB 67,848,000 or 74.4% of sales. For the six months ended June 30, 1996, PRC domestic sales were RMB 22,504,000 or 27.1% of sales, and export sales were RMB 60,474 or 72.9% of sales. For the six months ended June 30, 1997, sales of bicycles and bicycles parts were RMB 54,823,000 or 60.1% of sales and sales of exercise equipment were RMB 36,370,000 or 39.9% of sales.

     Gross Profit. Gross profit for the six months ended June 30, 1997 was RMB 20,396,000 or 22.4% of sales, as compared to RMB 16,521,000 or 19.9% of sales for the six months ended June 30, 1996. The improvement in gross profit margin in 1997 as compared to 1996 was primarily a result of increasing sales of higher margin exercise equipment and the resolution of the anti-dumping investigation.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1997 increased by RMB 1,637,000 or 29.6%, to RMB 7,169,000 or 7.9% of sales, as compared to RMB 5,532,000 or 6.7% of sales for the six months ended June 30, 1996, net of amounts assumed by SCH of RMB 2,277,000 and RMB 1,469,000, respectively, in 1997 and 1996. Selling, general and administrative expenses increased on both an absolute basis and as a percentage of sales in 1997 as compared to 1996 primarily as a result of the development expenses related to the new exercise equipment and bicycle product lines.

     Pursuant to a cost sharing agreement between SCBW and SCH effective January 1, 1995, SCH agreed to bear 40% of certain selling, general and administrative expenses incurred by SCBW, which represents its share of management and selling activities incurred by SCBW on SCH's behalf.

     Deferred Pre-Operating Costs. Amortization of deferred pre-operating costs for the six months ended June 30, 1996 was RMB 4,267,000. Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and were amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility.

     Interest Expense. Interest expense for the six months ended June 30, 1997 was RMB 5,274,000 or 5.8% of sales, as compared to RMB 2,914,000 or 3.5% of sales for the six months ended June 30, 1996. The increase in interest expense in 1997 as compared to 1996 was primarily a result of an increase in short-term borrowings to support the working capital requirements related to increased sales of the exercise equipment product line, since exercise equipment export sales typically have a longer collection cycle than bicycle export sales.

     Interest Income. Interest income for the six months ended June 30, 1997 and 1996 was not material. During the year ended December 31, 1996, the Company recognized approximately RMB 4,300,000 of interest income on amounts due from SCH primarily for the purchase of goods, which was calculated at a rate of 8.5% per annum and was recorded in the fourth quarter of 1996. The Company has not completed negotiations with SCH with regard to the recognition of interest income in 1997.

     Net Income. For the six months ended June 30, 1997, net income was RMB 7,301,000 (RMB 1.24 per share) or 8.0% of sales. For the six months ended June 30, 1996, net income was RMB 3,444,000 (RMB .59 per share) or 4.2% of sales, including the amortization of deferred pre-operating costs of RMB 4,267,000.

Consolidated Financial Condition - June 30, 1997:

     Liquidity and Capital Resources -

     For the six months ended June 30, 1997, the Company's operations utilized cash resources of RMB 10,798,000, as compared to utilizing cash resources of RMB 28,589,000 for the six months ended June 30, 1996, a reduction of RMB 17,791,000. Despite an increase in sales in 1997 as compared to 1996, cash utilized in operations decreased and inventories remained relatively constant. The most significant components of the cash utilized by operations in 1997 were the increase in accounts receivable of RMB 12,172,000 and the decrease in accounts payable of RMB 15,712,000 and in accrued expenses and other liabilities of RMB 3,474,000, which were partially offset by the decrease in due from SCH of RMB 3,169,000 and in due from Easy Keen of RMB 5,743,000.

     The Company's working capital deficit had decreased by RMB 10,779,000 to RMB 6,785,000 at June 30, 1997, as compared to a working capital deficit of RMB 17,564,000 at December 31, 1996. As a result, the Company's current ratio at June 30, 1997 was .97:1, as compared to .93:1 at December 31, 1996.

     Except with regard to the initial transaction pursuant to which SCBW was organized and capitalized, the Company's primary method of financing its capital requirements has been borrowings. Short-term borrowings consist primarily of bank loans, are unsecured, repayable within one year, have interest rates ranging from 7.63% to 21.6%, and have been utilized for working capital purposes and, prior to 1996, to finance the expansion of the production facility and the purchase of equipment. The Company had no long-term bank borrowings at December 31, 1996 and June 30, 1997.

     During the six months ended June 30, 1997, short-term borrowings increased by RMB 19,000,000, which were utilized to fund operating requirements of RMB 10,798,000, additions to property, plant and equipment of RMB 2,180,000, and the payment of finance lease obligations of RMB 4,444,000.

     During March 1996, the Company sold 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, which provided net proceeds of RMB 3,720,000 (USD 448,200). Each common stock purchase warrant entitles the holder to purchase one share of common stock for US$3.00 per share on or before February 28, 1998. During August 1996, 5,000 common stock purchase warrants were exercised, providing net proceeds of RMB 112,000 (USD 13,500), which resulted in the issuance of 5,000 shares of common stock. For each common stock purchase warrant exercised in August 1996, the Company issued an identical common stock purchase warrant to purchase 1.5 shares. During February 1997, 10,000 common stock purchase warrants were exercised, providing net proceeds of RMB 224,000 (USD 27,000), which resulted in the issuance of 10,000 shares of common stock. During July 1997, 30,000 common stock purchase warrants were exercised, providing net proceeds of RMB 672,000 (USD 81,000), which resulted in the issuance of 30,000 shares of common stock. Millennium Capital Partners, Ltd. is entitled to a 10% fee in conjunction with this transaction.

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

     In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for USD 5,000,000. MTE assigned USD 1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 1996 and June 30, 1997. The USD 4,000,000 note payable to MTE is unsecured, bears no interest and has no fixed repayment terms. There have been no payments on this note, which is presented as loan from MTE of RMB 33,280,000 in the consolidated balance sheets at December 31, 1996 and June 30, 1997. The Company believes that the terms of this loan will continue until substantial full-scale production at the new facility is reached, which is expected to take at least until 1998.

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

     A substantial portion of the Company's revenues are denominated in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial position. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable during 1994, 1995 and 1996. The swap center rate was US$1.00 to RMB 8.70 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB
8.32 at December 31, 1995, RMB 8.32 at December 31, 1996, and RMB 8.32 at June 30, 1997.

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

     (b)  Reports on Form 8-K - Three Months Ended June 30,
          1997 - None

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



                                         FREMONT CORPORATION
                                         -------------------
                                             (Registrant)



Date:  August 18, 1997             By:  /s/ WINSTON WU
                                        ________________________
                                         Winston Wu
                                         President
                                         (Duly Authorized Officer
                                          and Acting Principal
                                          Financial Officer)