Form 10QSB
period 1997-09-30
FREMONT CORP
filed 1997-11-14
CIK 38981

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997
                                    ------------------

[ ]  Transition Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from _________ to _________

                        Commission file number:  0-8128
                                                 ------

                              FREMONT CORPORATION
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                             76-0402886
-------------------------------            ---------------------
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

                              Yes   X     No
                                  -----      -----

     As of October 31, 1997, the issuer had 5,861,639 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:
                              Yes         No   X
                                  -----      -----

Total sequentially numbered pages in this document:  29.

                     FREMONT CORPORATION AND SUBSIDIARIES
                     ------------------------------------

                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 1996 and September 30, 1997

              Condensed Consolidated Statements of Operations
              (Unaudited) - Three Months and Nine Months Ended
              September 30, 1996 and 1997

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Nine Months Ended September 30, 1996
              and 1997

              Notes to Condensed Consolidated Financial
              Statements (Unaudited) - Three Months and Nine
              Months Ended September 30, 1996 and 1997

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


PART II.  OTHER INFORMATION

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                     FREMONT CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (Amounts in thousands, except for share data)


                              December 31, 1996    September 30, 1997
                              -------------------  ------------------
                                 RMB        USD       RMB      USD
                              ---------   -------   -------   ------
ASSETS

Current assets:
  Cash and cash
   equivalents                   4,806        579     4,616      556
  Accounts receivable,
   net                          51,812      6,242    79,275    9,551
  Inventories (Note 2)          60,403      7,277    44,272    5,334
  Due from SCH (Note 6)         62,258      7,501    66,558    8,019
  Due from Easy Keen
   (Note 6)                     35,158      4,236    29,415    3,544
  Prepayments and
   other current assets         26,151      3,151    41,651    5,018
                               -------     ------   -------   ------
    Total current assets       240,588     28,986   265,787   32,022
                               -------     ------   -------   ------

Property, plant and
 equipment                     130,658     15,742   132,902   16,012
Less accumulated
 depreciation                  (21,398)    (2,578)  (29,125)  (3,509)
                               -------     ------
                               109,260     13,164   103,777   12,503
                               -------     ------   -------   ------
Prepayment to SCH for
 property                       20,000      2,410    20,000    2,410
Rental deposit to SCH           25,600      3,084    23,500    2,831
Bank deposits                   19,319      2,328    19,319    2,328
Goodwill, net                   36,788      4,432    36,053    4,344
Other long-term assets           7,008        844     7,479      901
                               -------     ------   -------   ------
    Total assets               458,563     55,248   475,915   57,339
                               =======     ======   =======   ======




                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                 (Amounts in thousands, except for share data)


                            December 31, 1996   September 30, 1997
                            -----------------   ------------------
                              RMB       USD        RMB      USD
                            -------    ------    -------   ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings        150,681    18,154   168,988   20,360
  Accounts payable              45,070     5,430    36,269    4,370
  Accrued expenses and
   other liabilities            41,137     4,956    41,164    4,959
  Taxes payable                  8,795     1,060    13,805    1,663
  Finance lease
   obligations, current
   portion                      12,469     1,502     9,421    1,135
                               -------    ------   -------   ------
    Total current
     liabilities               258,152    31,102   269,647   32,487

Finance lease
 obligations                     7,089       854     2,597      313
Loan from MTE (Note 3)          33,280     4,010    33,280    4,010
Other long-term payables         2,764       333     2,766      333
                               -------    ------   -------   ------
    Total liabilities          301,285    36,299   308,290   37,143
                               -------    ------   -------   ------

Minority interests              11,980     1,443    11,098    1,337
                               -------    ------   -------   ------




                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                 (Amounts in thousands, except for share data)


                           December 31, 1996   September 30, 1997
                           -----------------   ------------------
                             RMB       USD        RMB      USD
                           -------    ------    -------   ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Shareholders' equity
 (Note 4):
 Common stock, par value
  US$ .001 per share;
  authorized -
  100,000,000 shares;
  issued and
  outstanding -
  5,821,639 shares at
  December 31, 1996 and
  5,861,639 shares at
  September 30, 1997             48        6        49        6
 Additional paid-in
  capital                   117,247   14,126   118,142   14,234
 Dedicated capital           11,785    1,420    11,785    1,420
 Retained earnings           16,218    1,954    26,551    3,199
                            -------   ------   -------   ------
  Total shareholders'
   equity                   145,298   17,506   156,527   18,859
                            -------   ------   -------   ------
  Total liabilities
   and shareholders'
   equity                   458,563   55,248   475,915   57,339
                            =======   ======   =======   ======




                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Amounts in thousands, except for share data)

                                       Three Months Ended September 30,
                                      -----------------------------------
                                         1996               1997
                                      ----------   ----------------------
                                         RMB          RMB          USD
                                      ---------    ---------    ---------
Sales
 - to related companies                   2,104        2,734          329
 - to others                             54,568       46,451        5,597
                                      ---------    ---------    ---------
                                         56,672       49,185        5,926
Cost of goods sold
 - purchases from related
    companies                             3,055        2,380          287
 - others                                42,472       35,446        4,271
                                      ---------    ---------    ---------
Gross profit                             11,145       11,359        1,368
Selling, general and
  administrative expenses                 4,796        5,706          687
Less:  shared by SCH                       (189)        (329)         (40)
Amortization of deferred
  pre-operating costs (Note 5)            2,134
Interest expense, net                     2,043        6,091          734
Interest income,
  from SCH (Note 6)                                   (2,500)        (301)
Other income, net                           (84)        (430)         (52)
                                      ---------    ---------    ---------
  Income before income taxes              2,445        2,821          340
(Provision) benefit for
  income taxes                             (250)         304           36
                                      ---------    ---------    ---------
  Income before minority
   interests                              2,195        3,125          376
Minority interests                       (1,329)         (93)         (11)
                                      ---------    ---------    ---------
  Net income                                866        3,032          365
                                      =========    =========    =========
Net income per common share
  (Note 1)                                  .15          .51          .06
                                      =========    =========    =========
Weighted average number of
  common shares outstanding
  (Note 1)                            5,902,514    5,938,675    5,938,675
                                      =========    =========    =========

                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Amounts in thousands, except for share data)

                                        Nine Months Ended September 30,
                                      -----------------------------------
                                         1996               1997
                                      ----------   ----------------------
                                         RMB          RMB          USD
                                      ---------    ---------    ---------
Sales
 - to related companies                  27,104       15,681        1,889
 - to others                            112,546      124,697       15,024
                                      ---------    ---------    ---------
                                        139,650      140,378       16,913
Cost of goods sold
 - purchases from related
    companies                            21,949        9,523        1,147
 - others                                90,035       99,100       11,940
                                      ---------    ---------    ---------
Gross profit                             27,666       31,755        3,826
Selling, general and
  administrative expenses                11,797       15,152        1,825
Less:  shared by SCH                     (1,658)      (2,606)        (314)
Amortization of deferred
  pre-operating costs (Note 5)            6,401
Interest expense, net                     4,957       11,365        1,369
Interest income,
  from SCH (Note 6)                                   (2,500)        (301)
Other expense, net                           51           22            3
                                      ---------    ---------    ---------
  Income before income taxes              6,118       10,322        1,244
Provision for income taxes               (1,250)        (871)        (105)
                                      ---------    ---------    ---------
  Income before minority
   interests                              4,868        9,451        1,139
Minority interests                         (558)         882          106
                                      ---------    ---------    ---------
  Net income                              4,310       10,333        1,245
                                      =========    =========    =========
Net income per common share
  (Note 1)                                  .74         1.75          .21
                                      =========    =========    =========
Weighted average number of
  common shares outstanding
  (Note 1)                            5,829,150    5,912,818    5,912,818
                                      =========    =========    =========


                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Amounts in thousands)

                                          Nine Months Ended September 30,
                                        ---------------------------------
                                            1996           1997
                                          -------    -----------------
                                             RMB       RMB        USD
                                          -------    -------    ------
Cash flows from operating
 activities:
 Net income                                 4,310     10,333     1,245
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation                            6,464      7,727       931
    Amortization                            9,299      1,099       132
    Minority interests                        558       (882)     (106)
    Rental expense offset
     against due from SCH                              2,100       253
    Changes in operating
     assets and liabilities:
     (Increase) decrease in -
      Accounts receivable                  (2,715)   (27,463)   (3,309)
      Inventories                         (22,513)    16,131     1,943
      Due from SCH                        (12,202)    (4,300)     (518)
      Due from Easy Keen                               5,743       692
      Prepayments and other
       current assets                      (6,332)   (15,500)   (1,867)
      Other long-term assets                  183       (835)     (101)
     Increase (decrease) in -
      Accounts payable                    (13,410)    (8,801)   (1,060)
      Accrued expenses and
       other liabilities                     (153)        27         3
      Taxes payable                           711      5,010       604
      Other long-term payables              7,201          2
                                          -------    -------    ------
       Net cash used in
        operating activities              (28,599)    (9,609)   (1,158)
                                          -------    -------    ------
Cash flows from investing
 activities:
  Additions to property, plant
   and equipment                          (23,528)    (2,244)     (270)
                                          -------    -------    ------
       Net cash used in
        investing activities              (23,528)    (2,244)     (270)
                                          -------    -------    ------

                                  (continued)

                     FREMONT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (continued)
                            (Amounts in thousands)

                                   Nine Months Ended September 30,
                                  ----------------------------------
                                     1996               1997
                                  -----------   --------------------
                                      RMB          RMB        USD
                                  -----------   ---------   --------
Cash flows from financing
 activities:
 Net proceeds from short-term
  borrowings                         103,526      18,307      2,206
 Repayment of short-term
  borrowings                          (6,656)
 Repayment of long-term bank
  loans                              (27,726)
 Payments of finance lease
  obligations                         (6,628)     (7,540)      (909)
 Sale of common stock and
  warrants, net of costs               3,733
 Exercise of warrants, net
  of costs                               125         896        108
                                     -------      ------      -----
   Net cash provided by
    financing activities              66,374      11,663      1,405
                                     -------      ------      -----
Cash and cash equivalents:
 Net increase (decrease)              14,247        (190)       (23)
 At beginning of period                6,507       4,806        579
                                     -------      ------      -----
 At end of period                     20,754       4,616        556
                                     =======      ======      =====





                           See accompanying notes to
                  condensed consolidated financial statements.

                     FREMONT CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization - Fremont Corporation, a Delaware corporation (the "Company"),
     ------------
was incorporated in the State of Utah on April 22, 1955, as Fremont Uranium Corporation. As of July 1, 1993, a change of domicile merger was effected, the result of which was that the Company changed its name to Fremont Corporation and became incorporated in the State of Delaware.

     Reverse Acquisition - From 1989 through April 28, 1995, the Company
     -------------------
was engaged in acquiring interests in oil and natural gas properties and in seeking potential acquisition or merger opportunities. The Company entered into a Share Exchange Agreement dated as of March 23, 1995, and as amended on March 30, 1995, with Million Treasure Enterprises Limited ("MTE") and Winfill Holdings International Limited ("Winfill"), both of which are British Virgin Islands corporations. Pursuant to the Share Exchange Agreement, on April 28, 1995, the Company acquired from MTE 41,000 shares of common stock of Winfill, representing all of the issued and outstanding capital stock of Winfill, in exchange for the issuance of 4,760,000 shares of the Company's common stock, together with a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock in exchange for an equivalent number of shares of common stock. The terms of the Class B common stock are identical to that of the common stock (which will be designated Class A common stock) except that the holder thereof will be entitled to three votes per share. The warrant can be exercised after the Company's Certificate of Incorporation is amended to authorize the Class B common stock.

     Immediately prior to this transaction, after a 1-for-100 reverse stock split effective April 28, 1995, the Company had a total of 842,639 shares of common stock issued and outstanding, including 770,000 shares issued to certain consultants in conjunction with the reverse acquisition which were valued at RMB 6,405,000 and charged to operations. The 4,760,000 shares of common stock represented approximately 85% of the outstanding shares of common stock of the Company, after all shares were issued and the 1-for-100 reverse stock split was effected as set forth in the Share Exchange Agreement. All common share and per share data in the accompanying condensed consolidated financial statements have been restated to reflect this reverse stock split.

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

     The 31% minority interest in SCB is owned by a company, the president of which is a director of the Company. The director is also a shareholder of Hong Kong Easy Keen Industries Ltd. ("Easy Keen") and of MTE, the controlling shareholder of the Company. The Company conducts a substantial portion of its sales and purchases through related parties (SCH and Easy Keen), and has additional significant continuing transactions with such related parties. The inability of the Company to continue to conduct a substantial portion of its sales through related companies could have a material adverse effect on the Company's results of operations and financial condition.

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

     The Company's share capital is denominated in United States dollars ("USD" or "$") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

     Translation of amounts from RMB into USD for the convenience of the reader has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 1997 of USD 1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

     Basis of Presentation - The accompanying consolidated financial
     ---------------------
statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1997, the results of operations for the three months and nine months ended September 30, 1996 and 1997, and the cash flows for the nine months ended September 30, 1996 and 1997. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

     Certain prior period amounts have been reclassified to conform with the current year presentation.

     Net Income Per Common Share - Net income per common share for the three
     ---------------------------
months and nine months ended September 30, 1996 and 1997 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each respective period. Common stock equivalents consist of outstanding common stock purchase warrants.


2.   INVENTORIES

     Inventories consisted of the following at December 31, 1996 and September 30, 1997:

                              December 31, 1996     September 30, 1997
                            ---------------------   ---------------------
                                RMB       USD           RMB        USD
                            ----------  ---------   ----------  ---------
Raw materials               31,736,000  3,824,000    6,537,000     788,000
Work-in-progress             5,232,000    630,000   14,837,000   1,787,000
Finished goods              23,435,000  2,823,000   22,898,000   2,759,000
                            ----------  ---------   ----------   ---------
                            60,403,000  7,277,000   44,272,000   5,334,000
                            ==========  =========   ==========   =========

3.   LOAN FROM MTE

     The unsecured loan of RMB 33,280,000 from MTE, the parent company, is denominated in USD, bears no interest, and has no fixed repayment terms.


4.   SALE OF SECURITIES

     On March 19, 1996, the Company completed the sale of 166,000 units to Sangate Enterprises, Inc. ("Sangate") at a price of $3.00 per unit, which represented gross proceeds of $498,000 and net proceeds of $448,200 (RMB 3,733,000). Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at a price of $3.00 per share exercisable through February 28, 1998.

     On August 7, 1996, Sangate exercised 5,000 common stock purchase warrants, resulting in the issuance of 5,000 shares of common stock, which represented gross proceeds of $15,000 and net proceeds of $13,500 (RMB 112,000). In conjunction with this warrant exercise, the Company issued an additional 7,500 warrants to Sangate.

     On February 28, 1997, Sangate exercised 10,000 common stock purchase warrants, resulting in the issuance of 10,000 shares of common stock, which represented gross proceeds of $30,000 and net proceeds of $27,000 (RMB 224,000).

     On July 1, 1997, Sangate exercised 30,000 common stock purchase warrants, resulting in the issuance of 30,000 shares of common stock, which represented gross proceeds of $90,000 and net proceeds of $81,000 (R MB 672,000).

     Millennium Capital Partners, Ltd. received a 10% fee in conjunction with the aforementioned transactions.


5.   DEFERRED PRE-OPERATING COSTS

     Deferred pre-operating costs represent organization and certain start-up costs (excluding capital expenditures) related to the new production facility. Through December 31, 1995, such deferred pre-operating costs aggregated RMB 8,534,000, and were amortized on the straight line basis over one year commencing January 1, 1996, the date of commencement of commercial production from the new production facility. Amortization expense was RMB 2,134,000 and RMB 6,401,000 for the three months and nine months ended September 30, 1996.


6.   DUE FROM RELATED PARTIES

     SCH - During the year ended December 31, 1996, SCBW charged SCH interest
     ---
of RMB 4,300,000 on the amount due from SCH throughout the year at a rate of 8.5% per annum, which was recorded in the fourth quarter of 1996. The amount due from SCH mainly represents balances arising from the sale of goods to SCH by SCBW. As a result of ongoing negotiations between SCBW and SCH, no interest was charged to SCBW for the six months ended June 30, 1997. During the three months ended September 30, 1997, SCBW and SCH agreed that SCH will pay interest on the amount due SCBW at a standard bank reference rate in China. Accordingly, the Company recorded interest income of RMB 2,500,000 during the three months and nine months ended September 30, 1997, and has included such amount in the amount due from SCH as of September 30, 1997.

     Easy Keen - During the year ended December 31, 1996, SCBW had sales to
     ---------
Easy Keen of RMB 96,089,000 and had purchases of raw materials from Easy Keen of RMB 60,822,000. SCBW and Easy Keen had previously agreed that the amount due from Easy Keen of RMB 35,158,000 at December 31, 1996 would be settled during 1997 by Easy Keen supplying raw materials of the same value to SCBW. However, as a result of adjusted raw material requirements related to SCBW's changing product mix in 1997, SCBW and Easy Keen have amended their original agreement to require a cash payment of RMB 10,000,000 during 1997, and the repayment of the remaining balance during the first half of 1998 by Easy Keen supplying raw materials of the same value to SCBW.


7.   ANTI-DUMPING INVESTIGATION

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

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt this statement and reflect its disclosures beginning with the Company's 1997 financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements, the Company will be required to present "basic" earnings per share and "diluted" earnings per share. Basic earnings per share does not include the dilutive effect of stock options and warrants. The Company does not expect that adoption of this statement will have a material effect on reported earnings per share.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structure," which is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt this statement and reflect its disclosures beginning with the Company's 1997 financial statements. The new standard reinstates various disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by this statement. The Company does not expect that adoption of this statement will have a material effect on its current disclosures and presentation.

      In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is permitted. The Company will adopt this statement and reflect its disclosures beginning with the Company's 1997 financial statements. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. The Company does not expect that adoption of this statement will have a material effect on its current disclosures and presentation.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt this statement and reflect its disclosures beginning with the Company's 1997 financial statements. This statement discusses how to report operating segments and certain information about a public company's products and services, the geographic areas in which it operates, and its major customers. The Company does not expect that adoption of this statement will have a material effect on its current disclosures and presentation.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, the availability of short-term bank borrowings to fund capital expenditures and operations, the repayment of loans, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this quarterly report and those included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.


Recent Developments:

     On June 4, 1996, the ITC made a negative final determination in its anti-dumping investigation on imports of bicycles from China. The negative ITC determination means that the ITC found that there is not a reasonable indication that a United States industry is materially injured or threatened with material injury by reason of imports of bicycles from China. The negative ITC determination allowed all Chinese bicycle manufacturers (including SCB) to resume exporting to the United States without the imposition of an anti-dumping duty. All litigation regarding the anti-dumping investigation was settled during March 1997. For additional information regarding this matter, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

     The Company introduced an exercise equipment product line during the third quarter of 1996, and began manufacturing a bicycle with an automatic transmission during 1997. The Company is a contract manufacturer for such products on a purchase order basis for original equipment manufacturers that market their products in the United States under various brand names through infomercials, television home shopping networks and mass market retailers. The Company does not own any rights with respect to these products or the names under which they are marketed.


Consolidated Results of Operations:

     Three Months Ended September 30, 1996 and 1997 -

     Sales. Sales for the three months ended September 30, 1997 were RMB 49,185,000, as compared to RMB 56,672,000 for the three months ended September 30, 1996, a decrease of RMB 7,487,000 or 13.2%. Sales to related companies for the three months ended September 30, 1997 were RMB 2,734,000 or 5.6% of sales, as compared to RMB 2,104,000 or 3.7% of sales for the three months ended September 30, 1996, an increase of RMB 630,000 or 29.9%. Sales to unrelated companies for the three months ended September 30, 1997 were RMB 46,451,000 or 94.4% of sales, as compared to RMB 54,568,000 or 96.3% of sales for the three months ended September 30, 1996, a decrease of RMB 8,117,000 or 14.9%. Sales to related companies are both for domestic and export purposes. Sales decreased in 1997 as compared to 1996 primarily as a result of a shortage of working capital, which negatively impacted the Company's normal production cycle and the Company's ability to provide timely shipments to customers. In addition, the working capital shortage has also caused the Company to utilize components supplied by customers.

     For the three months ended September 30, 1997, PRC domestic sales were RMB 7,511,000 or 15.3% of sales, and export sales were RMB 41,674,000 or 84.7% of sales. For the three months ended September 30, 1996, PRC domestic sales were RMB 6,477,000 or 11.4% of sales, and export sales were RMB 50,195,000 or 88.6% of sales. For the three months ended September 30, 1997, sales of bicycles and bicycles parts were RMB 29,038,000 or 59.0% of sales and sales of exercise equipment were RMB 20,147,000 or 41.0% of sales. For the three months ended September 30, 1996, sales of bicycles and bicycles parts were RMB 52,660,000 or 92,2% of sales and sales of exercise equipment were RMB 4,406,000 or 7.8% of sales.

     Gross Profit. Gross profit for the three months ended September 30, 1997 was RMB 11,359,000 or 23.1% of sales, as compared to RMB 11,145,000 or 19.7% of sales for the three months ended September 30, 1996. The improvement in gross profit margin in 1997 as compared to 1996 was primarily a result of increasing sales of higher margin exercise equipment and the resolution of the anti-dumping investigation, during which period the Company had temporarily accepted lower margin business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1997 increased by RMB 770,000 or 16.7%, to RMB 5,377,000 or 10.9% of sales, as compared to RMB 4,607,000 or 8.1% of sales for the three months ended September 30, 1996, net of amounts assumed by SCH of RMB 329,000 and RMB 189,000, respectively, in 1997 and 1996. Selling, general and administrative expenses increased in 1997 as compared to 1996 as a result of additional sales promotion expenses incurred in 1997 to develop orders for 1998 and additional general and administrative costs associated with the operation of a public company. As a percentage of sales, selling, general and administrative expenses increased in 1997 as compared to 1996 as a result of the increase in costs and the decrease in sales.

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

     Interest Expense.  Interest expense for the three months ended
September 30, 1997 was RMB 6,091,000 or 12.4% of sales, as compared to RMB 2,043,000 or 3.6% of sales for the three months ended September 30, 1996. The increase in interest expense in 1997 as compared to 1996 was primarily a result of an increase in higher cost short-term borrowings to support the Company's working capital requirements, particularly with respect to increased sales of the exercise equipment product line, since exercise equipment export sales typically have a longer collection cycle than bicycle export sales.

     Interest Income. Interest income for the three months ended September 30, 1996 and the six months ended June 30, 1997 was not material.

     During the year ended December 31, 1996, SCBW charged SCH interest of RMB 4,300,000 on the amount due from SCH throughout the year at a rate of 8.5% per annum, which was recorded in the fourth quarter of 1996. The amount due from SCH mainly represents balances arising from the sale of goods to SCH by SCBW. As a result of ongoing negotiations between SCBW and SCH, no interest was charged to SCBW for the six months ended June 30, 1997. During the three months ended September 30, 1997, SCBW and SCH entered into an agreement providing for SCH to pay interest on the amount due SCBW at the standard bank reference rate in China. Accordingly, the Company recorded interest income of RMB 2,500,000 during the three months ended September 30, 1997, and has included such amount in the amount due from SCH as of September 30, 1997.

     Net Income. For the three months ended September 30, 1997, net income was RMB 3,032,000 (RMB .51 per share) or 6.2% of sales. For the three months ended September 30, 1996, net income was RMB 866,000 (RMB .157 per share) or 1.5% of sales, including the amortization of deferred pre-operating costs of RMB 2,134,000.


     Nine Months Ended September 30, 1996 and 1997 -

     Sales. Sales for the nine months ended September 30, 1997 were RMB 140,378,000, as compared to RMB 139,650,000 for the nine months ended September 30, 1996, an increase of RMB 728,000 or 0.5%. Sales to related companies for the nine months ended September 30, 1997 were RMB 15,681,000 or 11.2% of sales, as compared to RMB 27,104,000 or 19.4% of sales for the nine months ended September 30, 1996, a decrease of RMB 11,423,000 or 42.1%. Sales to unrelated companies for the nine months ended September 30, 1997 were RMB 124,697,000 or 88.8% of sales, as compared to RMB 112,546,000 or 80.6% of sales for the nine months ended September 30, 1996, an increase of RMB 12,151,000 or 10.8%. Sales to related companies are both for domestic and export purposes. Sales were relatively unchanged in 1997 as compared to 1996 primarily as a result of a shortage of working capital, which negatively impacted the Company's normal production cycle and the Company's ability to provide timely shipments to customers. In addition, the working capital shortage has also caused the Company to utilize components supplied by customers.

     For the nine months ended September 30, 1997, PRC domestic sales were RMB 30,856,000 or 22.0% of sales, and export sales were RMB 109,522,000 or 78.0% of sales. For the nine months ended September 30, 1996, PRC domestic sales were RMB 34,973,000 or 25.0% of sales, and export sales were RMB 104,677,000 or 75.0% of sales. For the nine months ended September 30, 1997, sales of bicycles and bicycles parts were RMB 83,861,000 or 59.7% of sales and sales of exercise equipment were RMB 56,517,000 or 40.3% of sales. For the nine months ended September 30, 1996, sales of bicycles and bicycles parts were RMB 135,244,000 or 96.8% of sales and sales of exercise equipment were RMB 4,406,000 or 3.2% of sales.

     Gross Profit. Gross profit for the nine months ended September 30, 1997 was RMB 31,755,000 or 22.6% of sales, as compared to RMB 27,666,000 or 19.8% of sales for the nine months ended September 30, 1996. The improvement in gross profit margin in 1997 as compared to 1996 was primarily a result of increasing sales of higher margin exercise equipment and the resolution of the anti-dumping investigation, during which period the Company had temporarily accepted lower margin business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1997 increased by RMB 2,407,000 or 23.7%, to RMB 12,546,000 or 8.9% of sales, as compared to RMB 10,139,000 or 7.3% of sales for the nine months ended September 30, 1996, net of amounts assumed by SCH of RMB 2,606,000 and RMB 1,658,000, respectively, in 1997 and 1996. Selling, general and administrative expenses increased in 1997 as compared to 1996 as a result of additional sales promotion expenses incurred in 1997 to develop orders for 1998 and additional general and administrative costs associated with the operation of a public company. As a percentage of sales, selling, general and administrative expenses increased in 1997 as compared to 1996 as a result of the increase in costs.

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

     Interest Expense. Interest expense for the nine months ended September 30, 1997 was RMB 11,365,000 or 8.1% of sales, as compared to RMB 4,957,000 or 3.5% of sales for the nine months ended September 30, 1996. The increase in interest expense in 1997 as compared to 1996 was primarily a result of an increase in higher cost short-term borrowings to support the Company's working capital requirements, particularly with respect to increased sales of the exercise equipment product line, since exercise equipment export sales typically have a longer collection cycle than bicycle export sales.

     Interest Income. Interest income for the nine months ended September 30, 1996 and the six months ended June 30, 1997 was not material.

     During the year ended December 31, 1996, SCBW charged SCH interest of RMB 4,300,000 on the amount due from SCH throughout the year at a rate of 8.5% per annum, which was recorded in the fourth quarter of 1996. The amount due from SCH mainly represents balances arising from the sale of goods to SCH by SCBW. As a result of ongoing negotiations between SCBW and SCH, no interest was charged to SCBW for the six months ended June 30, 1997. During the three months ended September 30, 1997, SCBW and SCH entered into an agreement providing for SCH to pay interest on the amount due SCBW at the standard bank reference rate in China. Accordingly, the Company recorded interest income of RMB 2,500,000 during the nine months ended September 30, 1997, and has included such amount in the amount due from SCH as of September 30, 1997.

     Net Income. For the nine months ended September 30, 1997, net income was RMB 10,333,000 (RMB 1.75 per share) or 7.4% of sales. For the nine months ended September 30, 1996, net income was RMB 4,310,000 (RMB .74 per share) or 3.1% of sales, including the amortization of deferred pre-operating costs of RMB 6,401,000.


Consolidated Financial Condition - September 30, 1997:

     Liquidity and Capital Resources -

     For the nine months ended September 30, 1997, the Company's operations utilized cash resources of RMB 9,609,000, as compared to utilizing cash resources of RMB 28,599,000 for the nine months ended September 30, 1996. a reduction of RMB 18,990,000. Although sales were relatively unchanged in 1997 as compared to 1996, cash utilized in operations decreased, primarily due to the Company's working capital shortage. The most significant components of the cash utilized by operations in 1997 were the increases in accounts receivable of RMB 27,463,000 and in prepayments and other current assets of RMB 15,500,000, and the decrease in accounts payable of RMB 8,801,000, which were partially offset by the decrease in inventories of RMB 16,131,000.

     The Company's working capital deficit had decreased by RMB 13,704,000, to RMB 3,860,000 at September 30, 1997, as compared to a working capital deficit of RMB 17,564,000 at December 31, 1996. As a result, the Company's current ratio at September 30, 1997 was .99:1, as compared to .93:1 at December 31, 1996.

     During the year ended December 31, 1996, SCBW had sales to Easy Keen of RMB 96,089,000 and had purchases of raw materials from Easy Keen of RMB 60,822,000. SCBW and Easy Keen had previously agreed that the amount due from Easy Keen of RMB 35,158,000 at December 31, 1996 would be settled during 1997 by Easy Keen supplying raw materials of the same value to SCBW. However, as a result of adjusted raw material requirements related to SCBW's changing product mix in 1997, SCBW and Easy Keen have amended their original agreement to require a cash payment of RMB 10,000,000 during 1997, and the repayment of the remaining balance during the first half of 1998 by Easy Keen supplying raw materials of the same value to SCBW. During the nine months ended September 30, 1997, the amount due from Easy Keen decreased by RMB 5,743,000, from RMB 35,158,000 at December 31, 1996 to RMB 29,415,000 at September 30, 1997.

     Except with regard to the initial transaction pursuant to which SCBW was organized and capitalized, the Company's primary method of financing its capital requirements has been borrowings. Short-term borrowings consist primarily of bank loans, are unsecured, repayable within one year, have interest rates ranging from 7.63% to 21.6%, and have been utilized for working capital purposes and, prior to 1996, to finance the expansion of the production facility and the purchase of equipment. The Company had no long-term bank borrowings at December 31, 1996 and September 30, 1997.

     During the nine months ended September 30, 1997, short-term borrowings increased by RMB 18,307,000, which were utilized to fund operating requirements of RMB 9,609,000, additions to property, plant and equipment of RMB 2,244,000, and the payment of finance lease obligations of RMB 7,540,000.

     During March 1996, the Company sold 166,000 units, each unit consisting of one share of common stock and one common stock purchase warrant, which provided net proceeds of RMB 3,733,000 (USD 448,200). Each common stock purchase warrant entitles the holder to purchase one share of common stock for $3.00 per share through February 28, 1998. During August 1996, 5,000 common stock purchase warrants were exercised, providing net proceeds of RMB 112,000 (USD 13,500), which resulted in the issuance of 5,000 shares of common stock. In conjunction with this warrant exercise, the Company issued an additional 7,500 warrants to

Sangate. During February 1997, 10,000 common stock purchase warrants were exercised, providing net proceeds of RMB 224,000 (USD 27,000), which resulted in the issuance of 10,000 shares of common stock. During July 1997, 30,000 common stock purchase warrants were exercised, providing net proceeds of RMB 672,000 (USD 81,000), which resulted in the issuance of 30,000 shares of common stock. Millennium Capital Partners, Ltd. received a 10% fee in conjunction with these transactions.

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

     In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for USD 5,000,000. MTE assigned USD 1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 1996 and September 30, 1997. The USD 4,000,000 note payable to MTE is unsecured, bears no interest and has no fixed repayment terms. There have been no payments on this note, which is presented as loan from MTE of RMB 33,280,000 in the consolidated balance sheets at December 31, 1996 and September 30, 1997. The Company believes that the terms of this loan will continue until substantial full-scale production at the new facility is reached, which is expected to take at least until 1998.

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

     An important factor in the Company's ability to increase production levels is the timely availability of sufficient operating capital at a reasonable cost. Recently the Company has experienced working capital shortages as it has attempted to expand production at the new production complex, which has hampered the Company's ability to increase sales, and which has negatively impacted the Company's normal production cycle and the Company's ability to provide timely shipments to customers.

     The Company believes that its cash flow provided by operations, combined with short-term and long-term borrowings, will be sufficient to support operations at current levels. However, in order to increase sales and fully utilize the expanded production capacity of the new production complex, the Company will require operating capital substantially in excess of that available from domestic Chinese sources. As a result of the Company's existing capital structure and reliance on borrowings, such additional operating capital would most likely be in the form of some type of an equity investment. The Company is currently evaluating various financing alternatives, but there can be no assurances that the Company will be successful in completing a financing.


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

     A substantial portion of the Company's revenues are denominated in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial position. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The swap center rate was USD 1.00 to RMB 8.70 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, RMB 8.32 at December 31, 1996, and RMB 8.32 at September 30, 1997.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 5.  OTHER INFORMATION

          Effective April 30, 1997, Robert N. Weingarten resigned as Chief Financial Officer, Assistant Secretary and a Director of the Company.

          Effective May 1, 1997, Gao Wei Son and Zhen Da Qing were appointed to the Board of Directors.

          Effective September 1, 1997, Edward Ding (Ding Yuehua) was appointed as Vice President and Chief Financial Officer of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27   Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K - Three Months Ended September 30, 1997:

          (1) July 1, 1997 - issuance of common stock pursuant to Regulation S upon exercise of common stock purchase warrants (Item 9).

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



                                         FREMONT CORPORATION
                                        -------------------
                                             (Registrant)



Date:  November 12, 1997           By:  /s/ WINSTON WU
                                        -------------------------
                                         Winston Wu
                                         President
                                         (Duly Authorized Officer)




Date:  November 12, 1997           By:  /s/ EDWARD DING
                                        -------------------------
                                         Edward Ding
                                         Vice President and Chief
                                          Financial Officer
                                         (Principal Financial
                                          Officer)