Form 10KSB40
period 1997-12-31
FREMONT CORP
filed 1998-04-28
CIK 38981

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1997
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1997 were $20,779,000.

     The aggregate market value of the issuer's common stock held by non-affiliates as of March 31, 1998, was approximately $1,030,000.

     As of March 31, 1998, the issuer had 5,861,639 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

Documents incorporated by reference:  None.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

          This Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, the availability of short-term bank borrowings to fund operations and capital expenditures, the repayment of loans, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                       PART I.


ITEM 1.   DESCRIPTION OF BUSINESS

ORGANIZATION

          Fremont Corporation, a Delaware corporation (the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), owns 100% of Winfill Holdings International Limited, a British Virgin Islands corporation ("Winfill"). Winfill owns a 98% interest in South China Bicycles Winfill Limited ("SCBW"), a Sino-foreign joint venture. The remaining 2% interest in SCBW is owned by South China Bicycle (Holdings) Limited ("SCH"), a related party (see "FORMATION OF SCBW" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

          SCBW conducts its operations in the People's Republic of China (the "PRC" or "China") through the following entities, all of which are engaged in manufacturing, except for Fogance Industries Limited, which is the Hong Kong-based overseas purchasing and sales agent for the Company:

                                      Direct Equity
Name of Entity                          Interest
--------------                          --------
Zhaoqing Seven Star Body                  100%
Building Apparatus Co. Ltd.

Zhaoqing Seven Star Special               100%
Equipment Factory

Zhaoqing Bicycle Parts                    100%
Factory

Zhaoqing Bicycle Steel Tube               100%
Factory

Zhaoqing Golden Wheel                     100%
Company

South China Bicycles Co.                   69%
Ltd.

Fogance Industries Limited              99.99%


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

WITH SECTION 16(a) OF THE EXCHANGE ACT" and "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

          Through its interest in SCBW, the Company is engaged in the design, manufacture and marketing of bicycles, bicycle parts and components, steel tubes and exercise equipment. SCBW's manufacturing operations, which represent substantially all of the Company's consolidated assets (see "ITEM 2. DESCRIPTION OF PROPERTY"), are located in the City of Zhaoqing, which is located in Guangdong Province, PRC. Guangdong Province is located in the southern part of China.

PRODUCTS

          The principal products manufactured and sold by SCBW consist of:
(i) bicycles; (ii) components and spare parts for bicycles; (iii) steel tubes; and (iv) exercise equipment. The Company considers its operations to be in only one business segment.

          Bicycle products are of various sizes and designs and include 12 - 20 inch medium to high quality children's bicycles; 22 - 26 inch mountain bicycles with a range of 3-21 speeds; 24 - 28 inch single speed models; and 27 inch sport bicycles. With colors and patterns, up to 180 different models can be produced. Currently, the facilities of SCBW can support annual production of approximately 1,700,000 bicycles. For Chinese domestic sales, bicycles are distributed under the brand names of "Bao Ma" and "Seven Stars", whereas bicycles for export sales are made according to brand names designated by customers. Bicycles that SCBW has in the past made for customers located outside China include the following brand names by country of destination:

United States          Australia           Israel
-------------          ---------           ------
Schwinn                Repco               Seven Stars
Randor                 ARL
Royce Union
CSA
Diamond Back
Dynacraft

          SCBW is one of several bicycle manufacturers in the PRC that can produce bicycles to international standards. SCBW believes it has a favorable competitive position with its low production costs because the manufacture of bicycles is a labor intensive industry. While emphasizing export sales, SCBW also is attempting to develop local markets in view of the rapid economic growth of the PRC.

          SCBW also produces various bicycle components and spare parts, including frames, forks, handlebars, rims and steel tubes, including more than 260 different types of parts for the various models produced.

          SCBW began manufacturing an exercise equipment product line during 1996 and a bicycle with an automatic transmission during 1997. SCBW manufactures such products on a purchase order basis for original equipment manufacturers ("OEMs") that market their products in the United States under various brand names through infomercials, television home shopping networks and mass market retailers. As a contract manufacturer, SCBW does not own any rights with respect to these products or the names under which they are marketed (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Consolidated Results of Operations").

SALES AND MARKETING

          SCBW has historically concentrated its sales and marketing efforts on exporting bicycles from China. All export sales are made pursuant to customer specifications under the brand names designated by the applicable customer. The principal export market is the United States (see "OPERATING IN CHINA - Anti-Dumping Investigation"). As a result of an anti-dumping tariff imposed by the European Union on Chinese bicycle products in September 1993, SCBW does not export bicycles to Europe. Other major markets include Australia, Europe (for exercise equipment), Israel and other Middle East countries, Hong Kong and Vietnam and other Southeast Asian countries. The annual peak season is from April to November, while the off-peak season is from December to March.

          The majority of SCBW's bicycles are produced for export sales. Information with respect to unit sales of bicycles and the geographic distribution of sales revenues is shown below (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Consolidated Results of Operations").


                                UNIT SALES OF BICYCLES

              1993       1994       1995       1996       1997
              ----       ----       ----       ----       ----
PRC         56,000    101,300     70,000     79,000     30,000

Export     278,000    193,400    216,000    355,000    292,000
           -------    -------    -------    -------    -------

Total      334,000    294,700    286,000    434,000    322,000
           =======    =======    =======    =======    =======

                      GEOGRAPHIC DISTRIBUTION OF SALES REVENUES

                         1994(1)    1995        1996      1997
                         ----       ----        ----      ----
PRC (3)                  64.5%      55.5%       21.0%     11.1%
                        -----      -----       -----     -----
Export (4):

United States            18.2%      32.2%        5.9%     69.0%

Hong Kong/Others         17.3%      12.3%       73.1%(2)  19.9%
                        -----      -----       -----     -----

Sub-total - Export       35.5%      44.5%       79.0%     88.9%
                        -----      -----       -----     -----

Total                   100.0%     100.0%      100.0%    100.0%
                        =====      =====       =====     =====

-------------------

(1)  For the period July 1, 1994 through December 31, 1994.
(2)  Consists primarily of exports to Hong Kong.
(3) PRC sales consist of the sales of both bicycles and bicycle parts, allocated as follows:

                                    1995        1996      1997
                                    ----        ----      ----
Bicycles                            46.0%       90.0%     76.0%

Bicycle parts                       54.0%       10.0%     24.0%
                                   -----       -----     -----

Total                              100.0%      100.0%    100.0%
                                   =====       =====     =====

(4) The Company began the production of exercise equipment for export during 1996. Accordingly, export sales consist of the sales of both bicycles and exercise equipment, allocated as follows:

                                    1995        1996      1997
                                    ----        ----      ----
Bicycles                           100.0%       92.2%     77.8%

Exercise equipment                               7.8%     22.2%
                                   -----       -----     -----
Total                              100.0%      100.0%    100.0%
                                   =====       =====     =====

          The Company conducts a substantial portion of its sales and purchases through related parties, and has additional significant continuing transactions with such related parties, including the sale/leaseback of the new production facility with SCH in 1996 (see "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). The inability of the Company to continue to conduct a substantial portion of its sales and/or purchases through related companies could have a material adverse effect on the Company's results of operations and financial condition.

          During the year ended December 31, 1995, sales to related companies aggregated RMB 50,666,000 or 36.7% of total sales, and consisted of sales to SCH and its related companies. During the year ended December 31, 1996, sales to related companies aggregated RMB 130,816,000 or 62.6% of total sales, and consisted of sales to SCH and its related companies of RMB 34,727,000 and to Hong Kong Easy Keen Industries Ltd. ("Easy Keen") of RMB 96,089,000. During the year ended December 31, 1997, sales to related companies aggregated RMB 18,950,000 or 11.0% of total sales, and consisted of sales to SCH and its related companies.

          SCH is a 2% minority shareholder of SCBW, which is 98% owned by the Company's wholly-owned subsidiary, Winfill. Sze Yet Wen, a director of the Company, indirectly controls a 31% minority interest in SCB, a subsidiary of SCBW, and is a shareholder of Easy Keen and of Million Treasure Enterprises Limited, the controlling shareholder of the Company.

          During the year ended December 31, 1995, purchases from related companies aggregated RMB 620,000, and consisted of purchases from SCH and its related companies. During the year ended December 31, 1996, purchases from related companies aggregated RMB 64,718,000, and consisted of purchases from SCH and its related companies of RMB 3,896,000 and from Easy Keen of RMB 60,822,000. During the year ended December 31, 1997, purchases from related companies aggregated RMB 22,552,000, and consisted of purchases from SCH of RMB 14,795,000 and from Easy Keen of RMB 7,757,000. During the year ended December 31, 1996, purchases of raw materials from SCH and its related companies and from Easy Keen aggregated 2% and 37%, respectively, of total raw material purchases, as compared to 13% and 6%, respectively, of total raw material purchases for the year ended December 31, 1997.

          As of December 31, 1995, amounts due from related companies aggregated RMB 43,501,000 or 22.7% of total current assets, all of which was due from SCH. As of December 31, 1996, amounts due from related companies aggregated RMB 97,416,000 or 40.5% of total current assets, of which RMB 62,258,000 was due from SCH and its related companies and RMB 35,158,000 was due from Easy Keen.
As of December 31, 1997, amounts due from related companies aggregated RMB 25,708,000 or 13.6% of total current assets, of which RMB 8,338,000 was due from SCH and its related companies and RMB 17,370,000 was due from Easy Keen. SCBW and Easy Keen have agreed to settle the net amount due SCBW of RMB 17,370,000 at December 31, 1997 by supplying raw materials of the same value during 1998, or otherwise by payment in cash.

DISTRIBUTION

          In view of the growth of the economy of the PRC, SCBW has been attempting to expand its marketing network within China. SCBW's domestic sales network reaches in excess of 12 distinct regions of China. SCBW's sales activity is conducted mainly through four types of channels: a direct sales company; franchisees; sales agencies; and consignment. SCBW has franchising arrangements with local trading companies in the cities of Chengdu, Xi'an, Guangzhou, Changsha and Shanghai to promote the sales of "Seven Stars" bicycles. The largest five sales agents of SCBW are located in Yunnan (2), Chenzhou, Jingzhou and Jiangxi. In order to diversify local markets, SCBW has set up consignment sales outlets in major cities, which include Zhongshan, Shenzhen, Shijiazhuang, Tianjin, Beijing, Jinzhou, Yunnan, Guangzhou, Changsha, Jiangxi, Qingdao, Humen, Kaiping, Kaifeng and Maoming.

MARKETS

          At present, the world demand for bicycles is approximately 100 million units per annum. Major bicycle production countries include the PRC, Japan, Taiwan, the United States, Germany and Korea. Currently, the United States is the largest import market for bicycles with annual imports in 1996 of approximately 7.5 million units, including 3.9 million units from China, followed by Japan. Other regions, such as Eastern Europe, South Africa and South America, have experienced increasing demand.

          Changes in real personal income and the bicycle replacement cycle (the rate bicycles are replaced) are the two key factors affecting the bicycle market. China is the world's largest consumer market, with 1.2 billion people whose incomes are rising rapidly. It is estimated there are more than 60 million people in China who have annual per capita incomes of $1,000 or more. These consumers increasingly demand bicycles of quality, style and function instead of single-speed utility models. It is estimated that only a small percentage of China's 320 million bicycles have gears at the present time. Of the 200 million bicycles made worldwide in 1993, 40 million were sold in China, 30 million in India, and 9 million in Japan. China's domestic demand for bicycles is 30 million units per year, which is expected to remain relatively stable over the near future. China's production of bicycles for export is 10 million units per year.

          In the PRC, bicycles are both the most popular and the primary means of transportation. In view of the government's economic reform program, demand for bicycles is still increasing, even though the market for popular priced bicycles has already reached a mature stage. As a result of the general increase in wealth brought about by the government's policies, the demand for product quality has significantly increased.

PRODUCTION

          SCBW's production facilities are located in two separate complexes in
Zhaoqing: the original facility and a recently constructed complex. On an annual full scale production basis, SCBW can produce 1,700,000 bicycles with two shifts.

          THE ORIGINAL FACILITY. The original production facilities occupies a total land area of approximately 647,978 square feet and can support annual production of approximately 500,000 bicycles.

          THE NEW PRODUCTION COMPLEX. The construction of a new production complex, comprising 671,690 square feet and costing approximately RMB 150,000,000, was completed at the end of 1995. Currently, there are approximately 550 employees working in the new complex. During 1995, the new complex began commercial production on a small scale. The new production complex became fully operational at the beginning of 1996, but it is expected that full-scale commercial production will not be reached until 1998, and will be subject to the availability of working capital (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources"). The new production complex has an annual production capacity of 1,200,000 bicycles.

          The new complex occupies a total land area of approximately 1,507,100 square feet and consists of two mills connected together: one four story fixing mill of 322,928 square feet and one paint-spraying mill of 96,878 square feet.

          LOCATION. The production facilities of SCBW are located in the City of Zhaoqing. The municipality of Zhaoqing is one of the major municipal areas of the Guangdong Province. It is strategically located at the lower and middle reaches of the Xijang River, 100 kilometers from Guangzhou, the provincial capital, by road and 142 sea miles from Hong Kong by water.

          The Guangdong Province is the fifth most populous province in China with a population of approximately 65,000,000, of whom over 7,000,000 are located in the metropolitan Guangzhou area. The metropolitan area of the Municipality of Zhaoqing has a population of approximately 3,500,000. Zhaoqing enjoys a well-developed infrastructure, including transportation facilities, and a reliable power, communication and service infrastructure. The area contains extensive agricultural activity and a large population base.

          QUALITY CONTROL. Product quality is one of the most important factors contributing to gaining and maintaining the confidence of customers. SCBW has set up a quality control center to oversee and monitor the entire production operation. The choice of bicycle components is crucial, and SCBW's policy is to select suppliers which can consistently meet the high quality standards set by SCBW.

          SCBW's products are made in accordance with the following standards:

(i) Bicycles Business Standards GB3563-3593-83 published by the National Standards Bureau of China.
(ii) CPSC of United States of America, BIS of United Kingdom, AS of Australia, and other respective national standards for export products.

          RAW MATERIALS. The primary raw materials utilized include more than forty different components and parts for the bicycle body, the brake system, the gear system and the wheels, as well as chemical materials and packaging materials. The aggregate cost of raw materials represents approximately 90% of the direct cost of production and packaging of a bicycle. Bicycle components and parts manufactured by the Company itself account for approximately 20% of the direct cost of production and packaging of a bicycle.

          COMPONENTS AND PARTS FOR THE BICYCLE BODY. Most of the components and parts utilized in the production of a bicycle body, such as the frame, fork, handlebar and stem, are produced by the Company, except for the fork set and gear set, which are purchased from bicycle components and parts manufacturers located in Guangdong Province. The cost of components and parts for the bicycle body represents approximately 19% to 27% of the total cost of raw materials, depending on specific models.

          COMPONENTS AND PARTS FOR THE BRAKE SYSTEM. Virtually all of the components and parts for the brake system, such as the front brake, rear brake, brake lever and brake cable, are either purchased from bicycle components and parts manufacturers located in Guangdong and Fujian Provinces or imported from Taiwan or Japan. The cost of components and parts for the brake system represents approximately 4% to 7% of the total cost of raw materials, depending on specific models.

          COMPONENTS AND PARTS FOR THE GEAR SYSTEM. Virtually all of the components and parts for the gear system, such as the chain wheel, crank, crank set, chain, chain cover, free wheel, pedal, front derailleur, rear derailleur, shift lever and shift cable, are either purchased from bicycle components and parts manufacturers located in Guangdong or Zhejiang Provinces or imported from Taiwan or Japan. The cost of components and parts for the gear system represents approximately 13% to 35% of the total cost of raw materials, depending on specific models.

          COMPONENTS AND PARTS FOR THE WHEELS. Most of the components and parts for bicycle wheels, such as the spoke, front hub, rear hub, brake hub and tires, except for the rim, which is manufactured by the Company, are either purchased from bicycle components and parts manufacturers located in Guangdong or Guangxi Provinces or Shanghai or imported from Taiwan. The cost of components and parts for the wheels represents approximately

20% to 30% of the total cost of raw materials, depending on specific models.

          OTHER COMPONENTS AND ACCESSARIES OF BICYCLES. Other components and accessories of bicycles, such as the saddle, seat post, seat clamp, seat bolt, kick stand, training wheel, carrier, mud guards, mud guard screws, reflector, reflector bar, protection cover and handlebar bag, are generally purchased from bicycle components and parts manufacturers located in Guangdong, Guangxi or Fujian Provinces or imported from Japan. The cost of other components and accessories represents approximately 11% to 19% of the total cost of raw materials, depending on specific models.

          CHEMICAL MATERIALS. Most paints are imported from Taiwan. The cost of chemical materials represents approximately 13% to 17% of the direct cost of production, depending on specific models.

          PACKAGING MATERIALS. Most of the cartons for packaging are purchased from a company located in Shenzhen, Guangdong Province. The cost of packaging materials accounts for approximately 4% to 7% of the total cost of raw materials, depending on specific models.

COMPETITION

          SCBW competes based upon the following factors:

          VARIETY OF PRODUCTS. SCBW produces more than 30 different models of bicycles, from children's to mountain bicycles, from 12 inches to 28 inches, and from 10 to 18 speed models. With colors and patterns, SCBW can produce up to 180 different models. Furthermore, SCBW produces a full range of bicycle components to fit different models of bicycles. The products of its competitors in the PRC are relatively homogeneous and less flexible with respect to satisfying changing customer demand.

          QUALITY AND TECHNOLOGICAL ADVANCEMENT. SCBW's products are made with the support of advanced technologies and machinery imported from Japan and Germany.

          GUARANTEED SUPPLY OF COMPONENTS. Since SCBW also produces many of the components utilized in the manufacture of its bicycles, both the quality and stable supply of a significant portion of the components can be guaranteed. Because of its ability to produce components, SCBW is able to service small quantity orders and orders that require custom designed features, which can generate higher profit margins. Moreover, internal production of components reduces the production cost of SCBW's final products, which increases the competitiveness of SCBW's products.

          LOW PRODUCTION COSTS. Bicycle manufacturing is a labor intensive industry which gives low wage countries such as the PRC a significant advantage (see ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Consolidated Results of Operations"). In addition, SCBW is a Sino-foreign joint venture that is entitled to a tax exemption during the first three years of operation and a 50% reduction in tax rate for the following two years of operation.

          FLEXIBILITY. SCBW's export sales are customized for customers. This has the effect of increasing the popularity and flexibility of SCBW's products because they are manufactured based on the specifications of the particular customer. Such a demand driven sales policy also reduces the risk of producing unwanted products.

RESEARCH AND DEVELOPMENT

          SCBW has a department for product research and development that is responsible for designing and developing new, sophisticated, high quality products for both the Chinese and international markets.

EMPLOYEES

          There are approximately 1,550 employees at the six factories and the administrative offices of SCBW categorized as follows:

Production and Quality Control     1,232
Management and Administration        180
Engineering and Technology           106
Sales and Other                       32
                                   -----
                                   1,550
                                   =====

          In 1994, 1995, 1996 and 1997, labor costs (including the cost of benefits) accounted for approximately 4% to 6% of the direct costs of the production of bicycles, depending on the particular models. SCBW expects that any increase in average wage rates of the employees in the near future will not exceed the rate of inflation in China.

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

          In June 1994, SCH entered into a Sino-foreign Joint Venture Agreement with Winfill to form SCBW. Pursuant to the Joint Venture Agreement, Winfill purchased 98% of the net assets, excluding immovable assets, of the steel tube, bicycle and spare parts operations of SCH and injected the net assets into SCBW as its equity capital contribution. SCH injected the remaining 2% of the related operations as its equity capital contribution. Accordingly, upon formation, SCBW succeeded to the manufacturing operations previously owned by SCH effective July 1, 1994, including the existing factories and subsidiaries, as well as the management and operations of SCH.

OPERATION OF SCBW

          The establishment and activities of SCBW are in accordance with the "Law of the People's Republic of China on Joint Venture Using Chinese and Foreign Investment" and other relevant PRC laws and regulations. SCBW is a legal entity under the laws of the PRC and is governed and protected by the laws of the PRC.

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

          The Board of Directors decides all major issues concerning SCBW. Decisions on the following matters require approval of the majority of directors voting at a board meeting: (1) dividend polices; (2) allocation and use of all bank reserves, and the bonus, welfare, and research and development funds;
(3) the use of foreign currencies and foreign currency exchange policy;
(4) retaining the services of an independent accountant; (5) annual production, sale and price plans; (6) budgeting decisions; (7) purchase or sale of major machinery, equipment, plant, or transfer of land use rights; and (8) employing or firing of senior managers. Decisions on the following matters can be made only after being unanimously agreed upon by the directors present at a board meeting: (1) modification of the articles of association of the joint venture;
(2) increase or assignment of the registered capital of SCBW; (3) dissolution or merger of SCBW; (4) termination, dissolution or liquidation of SCBW; and
(5) change of the shares of SCBW.

          Pursuant to the Joint Venture Agreement, SCH and Winfill have entered into a Trademark License Agreement wherein SCH has granted to SCBW the exclusive right to use SCH's "Seven

Stars" and certain other trademarks for the production and sale of bicycles in China for a period of 50 years in exchange for the one-time payment of RMB 900,000.

OPERATING IN CHINA

          Because the production operations of the Company are based exclusively in China, the Company, through SCBW, is subject to rules and restrictions governing China's legal and economic system, as well as the general economic and political conditions in China.

          INFLATION/ECONOMIC POLICIES. General economic conditions in China could have a significant impact on the Company. The economy of China differs in certain material respects from that of the United States, including its structure, levels of development and capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position. Although the majority of China's productive assets are still owned by the state, the adoption of an economic reform policy since 1978 has resulted in the gradual reduction in the role of state economic plans in general and in the allocation of resources, pricing and management of such assets, increased emphasis on the utilization of market forces, and the rapid growth of the Chinese economy. The success of the Company depends in part on the continued economic growth of China.

          In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which, in turn, has resulted in the adoption by the Chinese government from time to time of various corrective measures designated to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program to control inflation, which has resulted in the tightening of working capital available to Chinese enterprises, and in the slowing of the pace of economic growth and general market consumption.

          CURRENCY MATTERS. The State Administration for Exchange Control ("SAEC"), under the authority of the People's Bank of China ("PBOC"), controls the conversion of Renminbi ("RMB") into foreign currency. Prior to January 1, 1994, RMB could be converted to foreign currency through the Bank of China or other authorized institutions at official rates fixed daily by the SAEC. RMB could also be converted at swap centers ("Swap Centers") open to Chinese enterprises and foreign-funded Chinese enterprises, subject to SAEC approval of each foreign currency trade, at exchange rates negotiated by the parties for each transaction. During the year ended December 31, 1993, as much as 80% by value of all foreign exchange transactions in China took place through the Swap Centers. The exchange rate quoted by the Bank of China is substantially different from that available in the Swap Centers. Effective January 1, 1994, a unitary exchange rate system was introduced in China, replacing the dual-rate system previously in effect. In connection with the creation of a unitary exchange rate, the China Foreign Exchange Trading System inter-bank foreign exchange market was established and it was announced that the Swap Centers would be phased out. However, the Swap Centers have been retained, and foreign-funded enterprises have been permitted to satisfy foreign exchange requirements through the Swap Centers.

          Effective July 1, 1996, the government of China began to take steps to make its currency fully convertible on a "current account" basis by the end of 1996. This will allow foreign-funded enterprises, whether wholly-owned or joint ventures with Chinese, to buy and sell foreign exchange in banks for purposes of trade, services, debt repayment and profit repatriation. The "current account" measures the flow of money into and out of a nation, including the net balance on trade in goods and services, plus remittances.

          LEGAL SYSTEM. Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been promulgated in China. The Chinese constitution adopted in 1989 authorizes foreign investment, and guaranties the "lawful rights and interests" of foreign investors in China. The trend of legislation over the past several years has significantly enhanced the protection afforded foreign investment and allowed for more active control by foreign parties of foreign investment enterprises in China. There can be no assurance, however, that the current trend and economic legislation toward promoting market reforms and experimentation will not be slowed, curtailed or reversed, especially in the event of a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life.

          Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation may be inconsistent. The Chinese judiciary is relatively inexperienced in enforcing the laws and terms of contracts, leading to a higher than usual degree of uncertainty as to the outcome of litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable law enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws, may adversely affect foreign investors, such as the Company.

          SCBW's activities in China may be subject, in some cases, to administrative review and approval by various national, provincial and local agencies of the Chinese government. While

China has promulgated an administrative procedural law permitting redress to the courts with respect to certain administrative actions, this law appears to be largely untested in its context.

          TAX MATTERS. SCBW's operations in China are subject to the imposition of an Income Tax and a Value Added Tax.

          SCBW is governed by the Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises (the "FIE Law"). Under the FIE Law, SCBW is subject to income taxes in China at the applicable tax rate (currently 33%, allocated 30% to the state unified income tax and 3% to the local income tax) for Sino-foreign equity joint venture enterprises on its taxable income. However, under the current FIE Law, SCBW is exempt from income taxes for two years starting from the first year of profitable operations and qualifies for a 50% reduction of income taxes in the following three years. SCB is exempt from income taxes for three years starting from the first year of profitable operations and qualified for a 50% reduction of income taxes in the following four years. SCBW first became profitable in 1994 and SCB first became profitable in 1993.

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

          DISTRIBUTION OF PROFITS. Applicable Chinese laws and regulations require that, before a Sino-foreign joint venture enterprise (such as SCBW) distributes profits to investors, it must (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations in proportions determined at the sole discretion of the Board of Directors to a general reserve fund, an enterprise development fund and a staff welfare and employee bonus fund. Distribution of profits to Winfill and SCH is required to be in proportion to each party's investment in the joint venture.

          REGULATIONS. Central, provincial and local laws and regulations govern the operations of SCBW; the Central government and all provinces in which SCBW's products are distributed regulate trade practices, advertising and marketing practices, relationships with distributors and related matters. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations.

          TRADE RELATIONS. The United States and China have been periodically involved in controversies that have threatened a disruption of trade between the countries over such matters as the protection in China of intellectual property rights, human rights violations, Taiwan and the export by China of military hardware. While the United States has extended China's Most Favored Nation ("MFN") trade status, there can be no assurances that future controversies will not arise that will threaten trade between the United States and China, or that the United States will not revoke or refuse to extend China's MFN trade status, the business of the Company could be adversely affected. In addition, while the United States has announced a change in policy that may make it easier for China to join the World Trade Organization ("WTO"), if China does not join the WTO, the Company may not benefit from the lower tariffs and other privileges enjoyed by competitors located in countries which are members of the world trade system and, as a result, the Company's business could be adversely affected.

          ANTI-DUMPING INVESTIGATION. Pursuant to a petition filed by three United States bicycle manufacturers in early 1995, the United States International Trade Commission (the "ITC") launched an anti-dumping investigation against companies which manufacture bicycles in the PRC for import into the United States. In May 1995, the ITC found a reasonable indication that "a U.S. industry is materially injured or threatened with material injury by reason of imports of bicycles (from the PRC) allegedly sold at less than fair value". After the ITC's initial determination, the United States Department of Commerce (the "Department of Commerce") began its investigation of the PRC bicycle manufacturing industry, requesting financial and other information from several Chinese bicycle manufacturers (not including SCB), in order to calculate dumping margins and impose anti-dumping duties.

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

ORGANIZATION OF THE COMPANY

          The Company was organized in 1955 in the State of Utah as Fremont Uranium Corporation. In 1993, the Company reincorporated in the State of Delaware and changed its name to Fremont Corporation.

          For a period of time prior to April 28, 1995, the business of the Company was devoted to acquiring oil and natural gas properties and to seeking potential acquisition or merger opportunities. On April 28, 1995, the Company acquired all of the outstanding shares of Winfill Holdings International Limited ("Winfill") from Million Treasure Enterprises Limited ("MTE") for 4,760,000 shares of common stock of the Company (the "Reverse Acquisition"). In addition, MTE also acquired a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock in exchange for an equivalent number of shares of common stock.
The terms of the Class B common stock are identical to that of common stock (which will be designated Class A common stock) except that the holder thereof will be entitled to three votes per share. The Warrant can be exercised after the Certificate of Incorporation of the Company is amended to authorize the Class B common stock. The shares were issued after giving effect to a 1-for-100 reverse stock split of the common stock effective April 28, 1995. Pursuant to the terms of the Reverse Acquisition, the Company transferred to Joseph Petrov, the Company's former President and controlling stockholder, all of its operating assets existing immediately prior to the closing of the Reverse Acquisition, in exchange for the assumption by Mr. Petrov of all of the liabilities of the Company as of the closing and the delivery of a release of all obligations owed by the Company to an affiliate of Mr. Petrov.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                       PART II.


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a)  Market Information

          The common stock of Fremont Corporation is traded under the symbol "BYCL", and has been listed for trading on the NASDAQ SmallCap Market since May 29, 1997. From March 1996 until May 28, 1997, the common stock was traded on the OTC Bulletin Board.

          The following table sets forth the range of bid prices of the Company's common stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by the National Quotation Bureau, Inc. and by The NASDAQ Stock Market, Inc.

                                                  High      Low
                                                  ----      ---
     Fiscal Year Ended December 31, 1996
     -----------------------------------

     Three months ended March 31, 1996           $5.50    $1.00
     Three months ended June 30, 1996             6.25     5.50
     Three months ended September 30, 1996        7.25     6.25
     Three months ended December 31, 1996         7.50     4.25

     Fiscal Year Ended December 31, 1997
     -----------------------------------

     Three months ended March 31, 1997            6.00     3.88
     Three months ended June 30, 1997             5.75     3.44
     Three months ended September 30, 1997        5.62     4.00
     Three months ended December 31, 1997         5.50     1.12

          (b)  Holders

          The Company had 2,209 security holders of record with respect to the Company's common stock at March 31, 1998. Approximately 1,226,000 shares of common stock are held in street name.

          (c)  Dividends

          The Company has not paid any cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth of the Company.

          The Company's ability to pay dividends to its shareholders is dependent on the Company receiving distributions through Winfill and SCBW from its PRC subsidiaries, which generate substantially all of the Company's earnings. However, it is the Company's intention that the undistributed earnings of its PRC subsidiaries will be reinvested indefinitely, and as such, the Company is not required to provide for U.S. Federal income taxes on such undistributed earnings. Should the Company ever decide to remit earnings from its PRC subsidiaries to pay a dividend to its shareholders (or for any other purpose), it would be required to provide for U.S. Federal income taxes on the undistributed earnings of its PRC subsidiaries.

          Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the earnings of the Company's PRC subsidiaries, calculated pursuant to generally accepted accounting principles in the PRC ("PRC GAAP"), are available for distribution in the form of cash dividends after satisfaction of all tax liabilities, provision for any losses in previous years, and appropriations to reserve funds. Transfers to contributory dedicated capital are required under PRC government regulations and the articles of association of the respective subsidiary companies, and transfers to discretionary dedicated capital are determined by the respective boards of directors of the subsidiary companies in accordance with PRC accounting standards and regulations. The principal adjustments necessary to conform PRC GAAP financial statements to financial statements prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") are an additional provision for doubtful accounts receivable and accelerated amortization of pre-operating costs.

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

          (d)  Issuance of Unregistered Securities

          During the fiscal year ended December 31, 1996, the Company issued 30,000 shares of restricted common stock to Global Financial Group, Inc. as payment for financial consulting services rendered. The shares were valued at RMB 591,000 ($71,250), and were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of Global Financial Group, Inc. All other issuances of common stock during the fiscal years ended December 31, 1996 and 1997 were pursuant to Regulation S of the Securities Act of 1933, as amended.


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

          Winfill and Million Treasure Enterprises Limited, a British Virgin Islands corporation ("MTE"), entered into a Share Exchange Agreement dated as of March 23, 1995, and as amended on March 30, 1995, with the Company, a publicly-traded United States company incorporated in the State of Delaware.
MTE was the parent and sole shareholder of Winfill. On April 28, 1995, MTE transferred 41,000 shares of common stock of Winfill, representing all of the issued and outstanding capital stock of Winfill, to the Company, in exchange for which the Company issued 4,760,000 shares of its common stock to MTE. In addition, MTE was issued a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock in exchange for an equivalent number of shares of common stock (the "Warrant"). The 4,760,000 shares of common stock represented approximately 85% of the issued and outstanding shares of common stock of the Company, after all shares were issued and a 1-for-100 reverse stock split was effected. The terms of the Class B common stock are identical to that of the common stock (which will be designated Class A common stock), except that the holder thereof will be entitled to three votes per share. The Warrant can be exercised after the Certificate of Incorporation of the Company is amended to authorize the Class B common stock. The acquisition of Winfill by the Company on April 28, 1995 was treated as a recapitalization of Winfill with Winfill as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to April 28, 1995 are those of Winfill. The consolidated financial statements include the accounts of Winfill and its majority-owned and controlled subsidiaries (see "ITEM 1. DESCRIPTION OF BUSINESS - ORGANIZATION").

Consolidated Results of Operations:

Sales -

          Sales for the year ended December 31, 1997 were RMB 172,469,000, a decrease of RMB 36,559,000 or 17.5%, as compared to RMB 209,028,000 for the year ended December 31, 1996. Sales to related companies for the year ended December 31, 1997 were RMB 18,950,000 or 11.0% of sales, as compared to RMB 130,816,000 or 62.6% of sales for the year ended December 31, 1996, a decrease of RMB 111,866,000 or 85.5% (see "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Sales to unrelated companies for the year ended December 31, 1997 were RMB 153,519,000 or 89.0% of sales, as compared to RMB 78,212,000 or 37.4% of sales for the year ended December 31, 1996, an increase of RMB 75,307,000 or 96.3%. Sales to related companies are for both domestic and export purposes. During 1997, the Company elected to reduce its dependence on related party sales in order to expand its export sales of exercise equipment and accelerate its cash collections. The inability of the Company to continue to conduct a substantial portion of its sales through related companies could have a material adverse effect on the Company's results of operations and financial condition.

          During 1997, PRC domestic sales accounted for 11.1% of sales, and export sales accounted for 88.9% of sales. During 1996, PRC domestic sales accounted for 21.0% of sales, and export sales accounted for 79.0% of sales. During 1997, approximately 76% of domestic sales consisted of bicycles and 24% consisted of various bicycle parts, as compared to approximately 90% of domestic sales consisting of bicycles and 10% consisting of various bicycle parts in 1996. Total 1997 bicycle production was 322,000 units, with 30,000 units allocated to domestic sales and 292,000 units allocated to export sales. Total 1996 bicycle production was 434,000 units, with 79,000 units allocated to domestic sales and 355,000 units allocated to export sales. Export sales are conducted through overseas agents and directly to OEM customers, as well as indirectly through PRC domestic import and export companies. Since the collection cycle for export sales is generally faster than for domestic sales, the Company continued its emphasis on export sales in 1997, in particular by focusing on export sales of exercise equipment. Exercise equipment export sales were approximately RMB 34,070,000 in 1997, or approximately 22.2% of total export sales, as compared to approximately RMB 12,882,000 in 1996, or approximately 7.8% of total export sales.

          The decrease in sales in 1997 as compared to 1996 of RMB 36,559,000 or 17.5% was primarily attributable to the following factors:

ANTI-DUMPING TARIFF - A 61.7% anti-dumping tariff was imposed on the Company's export sales of finished bicycles to the United States during the fourth quarter of 1995 (see "ITEM 1. DESCRIPTION OF BUSINESS - OPERATING IN CHINA - Anti-Dumping Investigation"), and was revoked during the second quarter of 1996, resulting in a substantial fluctuation in export sales to the United States during 1995 through 1997. Export sales to the United States were RMB 44,455,000 in 1995, RMB 12,442,000 in 1996, and RMB 119,095,000 in 1997.

          As a result of the revocation of the anti-dumping tariff during the second quarter of 1996, the Company renewed exporting finished bicycles to the United States market during the second half of 1996. The Company experienced strong initial demand, culminating in unusually high sales for the three months ended December 31, 1996 of RMB 68,650,000, which represented 32.8% of total 1996 sales, as compared to sales of RMB 32,091,000 for the three months ended December 31, 1997.

DOMESTIC SALE OF PARTS - The Company is a major supplier of parts to other Chinese bicycle manufacturers which are significant exporters of finished bicycles to the United States. The domestic sales of parts dropped significantly in 1996 and 1997, as compared to 1995, because of the anti-dumping tariff and the Asian financial crisis, which had the effect of reducing the export of finished bicycles from China to the United States. Partially as a result, domestic sales dropped from RMB 43,860,000 in 1996 to RMB 19,117,000 in 1997, a decrease of RMB 24,743,000 or 56.4%.

ASIAN FINANCIAL CRISIS - During late 1997, the Company began to suffer from the effects of the Asian financial crisis. Although China was not directly affected by the turmoil in South Korea and other Asian countries, the devaluation of currencies in those countries had the effect of reducing one of the Company's main competitive advantages, its low labor cost. Manufacturers in Taiwan, which are the main competitors of Chinese companies, have reduced their prices an average of 13% over the last few months, thus reducing demand for the Company's products and increasing pressures on the Company's gross margin.

WORKING CAPITAL REQUIREMENTS - The completion of the new production facility at the end of 1995 substantially increased the Company's production capacity. However, the Company's ability to increase production is dependent on adequate working capital. During 1996 and 1997, the Company was not successful in completing a financing to provide the working capital necessary to support increased production levels at the new facility. As a result, during the latter part of 1997, the Company began to experience a shortage of working capital, which caused the Company to decline orders that under normal conditions it would have accepted. In addition, the Company's normal production cycle and its ability to provide timely shipments to customers was negatively impacted. The working capital shortage also caused the Company to shift its emphasis from production to assembly, as a result of which the Company recorded approximately RMB 12,000,000 of assembly sales during the three months ended December 31, 1997. Assembly utilizes raw materials and components supplied by the Company's customers, and although assembly generates lower sales, it generates a substantially higher gross margin. The Company expects that revenues from assembly will continue during 1998.

          As a result of the foregoing factors, revenues for the three months ended December 31, 1997 were RMB 32,091,000, and the Company incurred a net loss of RMB 4,580,000, which included an allowance for doubtful accounts of RMB 9,731,000. The Company expects that it may continue to experience such working capital shortages during 1998, which could have a material adverse effect on results of operations. The Company anticipates that revenues for the three months ending March 31, 1998 will be at approximately break-even levels, which will be below comparable revenues for the three months ended March 31, 1997, but that operations for the three months ending June 30, 1998 will improve slightly.

Gross Profit -

          Gross profit for the year ended December 31, 1997 was RMB 56,162,000 or 32.6% of sales, as compared to RMB 44,086,000 or 21.1% of sales for the year ended December 31, 1996. The increase in gross profit in 1997 as compared to 1996, both on an absolute basis and as a percentage of sales, was the result of a higher proportion of exercise equipment sales, which have a higher gross margin than bicycle sales, and assembly revenues recorded during the three months ended December 31, 1997, which also have a higher gross margin than production revenues.

Selling, General and Administrative -

          Selling, general and administrative expenses, net of amounts assumed by SCH, were RMB 32,455,000 or 18.8% of sales, for the year ended December 31, 1997, as compared to RMB 18,810,000 or 9.0% of sales, for the year ended December 31, 1996. Selling, general and administrative expenses increased by

RMB 13,645,000 or 72.5% in 1997 as compared to 1996. Approximately RMB 6,459,000 or 47.3% of the increase in selling, general and administrative expenses was attributable to an increase in the allowance for doubtful accounts. The Company recorded an allowance for doubtful accounts of RMB 9,731,000 in the fourth quarter of 1997, as compared to RMB 3,272,000 in the fourth quarter of 1996, as a result of the deteriorating financial condition of one customer in China. The increase in selling, general and administrative expenses in 1997 as compared to 1996 was also attributable to higher commissions as a result of increased export sales, increased audit fees, and a provision for an uncollectible VAT refund, which were partially offset by decreased personnel-related costs as a result of a reduction in employees from 1,822 at December 31, 1996 to 1,550 at December 31, 1997.

          Pursuant to a cost-sharing agreement between SCBW and SCH effective January 1, 1995, SCH agreed to bear 40% of certain selling, general and administrative expenses incurred by SCBW, which represents its share of management and selling activities incurred by SCBW on SCH's behalf. For the years ended December 31, 1996 and 1997, such amounts aggregated approximately RMB 2,900,000 and RMB 3,435,000.

Amortization of Pre-Operating Costs -

          Through December 31, 1995, deferred pre-operating costs, representing organization and certain start-up costs (excluding capital expenditures) related to the new production facility, aggregated RMB 8,534,000, and were fully amortized during the year ended December 31, 1996, when the new production facility commenced commercial production.

Interest Expense -

          Interest expense for the year ended December 31, 1997 was RMB 21,819,000 or 12.7% of sales, as compared to RMB 13,360,000 or 6.4% of sales for the year ended December 31, 1996. The increase in interest expense in 1997 as compared to 1996 was a result of several factors, including a higher weighted average interest rate (14.44% in 1997 as compared to 12.75% in 1996), additional financing costs incurred to roll-over a portion of short-term bank loans that had become due during 1997, notes issued to certain suppliers that were guaranteed by the Company's bank, and additional financing costs as a result of the Company discounting certain commercial notes receivable to its bank during 1997 to provide cash to support operations.

Interest Income -

          Interest income for the year ended December 31, 1997 was RMB 3,778,000, of which approximately RMB 3,400,000 was from SCH, as compared to interest income for the year ended December 31, 1996 of RMB 4,837,000, of which approximately RMB 4,300,000 was from SCH. During the years ended December 31, 1996 and 1997, SCBW charged interest on the outstanding balance due from SCH at the rate of 8.5% and 8.0% per annum, respectively.

Unusual Item -

          Pursuant to an agreement between SCBW and an unrelated third party supplier on February 26, 1997, the supplier reduced its accounts receivable from SCBW by approximately RMB 4,299,000 as a result of downward price adjustments on certain raw materials purchased by SCBW from this supplier in 1994 and 1995, which were used from 1994 to 1996. Approximately RMB 2,902,000 of such price reduction related to raw materials used in 1994 and 1995, and was recorded as an unusual item in the consolidated statement of income for the year ended December 31, 1996. The remaining approximately RMB 1,397,000 of the price reduction related to raw materials used in 1996, and was recorded as a credit to cost of goods sold in the consolidated statement of income for the year ended December 31, 1996.

Net Income -

          Net income for the year ended December 31, 1997 was RMB 5,753,000 (RMB .98 per share), as compared to RMB 10,969,000 (RMB 1.91 per share) for the year ended December 31, 1996.

Consolidated Financial Condition - December 31, 1997:

Liquidity and Capital Resources -

          During the year ended December 31, 1997, the Company's operations generated RMB 21,663,000, as compared to using RMB 26,416,000 of cash in operations during the year ended December 31, 1996. During 1997, the increase in accounts receivable of RMB 30,519,000, which utilized cash, was offset by changes in several operating account categories that had the effect of generating cash, including the decrease in due from Easy Keen of RMB 10,000,000, the increase in accrued expenses and other liabilities of RMB 8,175,000, and non-cash charges to operations for depreciation and amortization of RMB 10,870,000 and an allowance for doubtful accounts of RMB 9,731,000. In addition, long-term bank deposits decreased by RMB 19,319,000 in 1997.

          Operating cash flow is adversely affected by the long collection cycle that is typical of Chinese companies that have a substantial portion of their customers in China. The Company experienced an improvement in 1997 operating cash flow since a greater proportion of sales were export sales in 1997 as compared to 1996.

          The Company had net working capital of RMB 10,358,000 at December 31, 1997, as compared to a net working capital deficit of RMB 17,564,000 at December 31, 1996, reflecting current ratios of 1.06:1 and .93:1, respectively.

          Except with regard to the initial transactions pursuant to which SCBW was organized and capitalized, the Company's primary method of financing its capital requirements has been borrowings. Short-term borrowings consist primarily of bank loans, are unsecured, repayable in one year, bear interest at rates ranging from 7.63% to 21.6%, and have been utilized for working capital purposes and, prior to 1996, to finance the expansion of the production facility and the purchase of equipment. Short-term borrowings were RMB 112,740,000 at December 31, 1994, RMB 167,934,000 at December 31, 1995, RMB 150,681,000 at
December 31, 1996, and RMB 75,041,000 at December 31, 1997. The use of short-term bank loans to finance the development of productive assets occurs when the Bank of China's quota of funds allocated for long-term bank loans has been fully utilized.

          Long-term borrowings, consisting of bank loans, bear interest at a rate of 9% and are repayable in 1999. Long-term borrowings have historically been utilized to finance the expansion of the production facility and the purchase of equipment. Long-term borrowings (including the current portion) aggregated RMB 49,947,000 at December 31, 1994 and RMB 71,664,000 at December 31, 1995. The long-term borrowings of RMB 71,664,000 were assumed by SCH in conjunction with the sale/leaseback of the new production complex effective January 1, 1996. The Company had no long-term borrowings at December 31, 1996, and had RMB 6,100,000 of long-term borrowings at December 31, 1997.

          During the year ended December 31, 1997, financing activities used RMB 27,604,000, consisting of the net proceeds from long-term borrowings of RMB 6,100,000 and from the exercise of warrants of RMB 888,000, offset by the payments of finance lease obligations of RMB 8,949,000 and the repayment of short-term borrowings of RMB 25,643,000. During the year ended December 31, 1996, financing activities generated RMB 49,252,000, consisting of the net proceeds from short-term borrowings of RMB 55,670,000 and from the exercise of warrants of RMB 3,833,000, offset by the payments of finance lease obligations of RMB 10,163,000 and distributions to minority interests of RMB 88,000.

          On March 19, 1996, the Company completed the sale of 166,000 units to Sangate Enterprises, Inc. ("Sangate") at a price of $3.00 per unit, which represented gross proceeds of $498,000 and net proceeds of $448,200 (RMB 3,721,000). Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at a price of $3.00 per share exercisable through February 28, 1998. Millennium Capital Partners, Ltd. received a 10% fee in conjunction with the Sangate transaction.

          On August 7, 1996, Sangate exercised 5,000 common stock purchase warrants, resulting in the issuance of 5,000 shares of common stock, which represented gross proceeds of $15,000 and net proceeds of $13,500 (RMB 112,000). In conjunction with this warrant exercise, the Company issued an additional 7,500 warrants to Sangate.
On February 28, 1997, Sangate exercised 10,000 common stock purchase warrants, resulting in the issuance of 10,000 shares of common stock, which represented gross proceeds of $30,000 and net proceeds of $27,000 (RMB 222,000). On July 1, 1997, Sangate exercised 30,000 common stock purchase warrants, resulting in the issuance of 30,000 shares of common stock, which represented gross proceeds of $90,000 and net proceeds of $81,000 (RMB 666,000).

          Pursuant to an agreement between SCBW and SCH dated October 2, 1997, SCH assumed SCBW's short-term borrowings of RMB 49,997,000 effective October 1, 1997 as settlement of amounts due SCBW by SCH. In addition, as of December 31, 1997, SCBW's short-term borrowings of RMB 56,260,000 were secured by certain properties of SCH.

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

          SCBW and SCH entered into a sale/leaseback agreement dated April 20, 1996 and a subsequently amended agreement dated May 6, 1996. Both agreements were effective as of January 1, 1996. Pursuant to the transaction, SCBW sold the new production complex's buildings and production facilities and related land use rights to SCH at the then net book values of approximately RMB 83,507,000 and RMB 47,960,000, respectively (aggregate net book value of RMB 131,467,000). SCH paid such consideration by assuming an equivalent amount of SCBW's short-term and long-term bank loans of RMB 59,803,000 and RMB 71,664,000, respectively. This transaction did not result in any gain or loss. SCBW leased back these assets from SCH for a period of 20 years under an operating lease agreement with the lease rental to be determined annually based on utilization. SCBW paid a rental deposit of RMB 28,000,000 by reducing its accounts receivable from SCH. Rent expense for the years ended December 31, 1996 and 1997 was RMB 2,400,000 and RMB 2,800,000, respectively, and was paid by reducing the rental deposit.

          SCBW is considered by the government of China as an important component of the bicycle production and exporting base of China, and has been designated for continuing financial support by the Zhaoqing Branch of the Bank of China. SCBW utilizes borrowings from the Bank of China to support increases in production and sales, and to finance the expansion of the production facility and to purchase equipment. Pursuant to guidelines issued by the government of China, SCBW's short-term bank borrowings during 1995, 1996 and 1997 from the Bank of China have maturities ranging from one to two months. The working capital loans that the Bank of China makes to SCBW are renewed so long as SCBW's production and business operations continue to meet certain operating and financial criteria. Management believes that the Bank of China will continue to renew SCBW's existing borrowings and increase its borrowing base as necessary to support operations at current levels.

          In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for USD 5,000,000. MTE assigned USD 1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheet at December 31, 1997, and which is due and payable on June 30, 1998. The Company anticipates that the due date of this note will be extended. The USD 4,000,000 note payable to MTE is unsecured, bears no interest, has no fixed payment terms, and is expected to remain outstanding for the indefinite future. There have been no payments on this note, which is presented as loan from MTE of RMB 33,280,000 in the consolidated balance sheets at December 31, 1996 and 1997.

          Pursuant to an agreement dated November 8, 1996, SCBW agreed to buy a land use right from SCH for RMB 30,000,000. The land use right relates to a parcel of land in the center of Zhaoqing which contains one of SCBW's operating factories, has a useful life of 40 years, and has a potential for commercial development. During the years ended December 31, 1996 and 1997, SCBW paid SCH RMB 20,000,000 and RMB 10,000,000, respectively, related to this obligation.


          Exclusive of the purchase of the land use right from SCH, additions to property, plant and equipment aggregated RMB 3,168,000 during the year ended December 31, 1997. SCBW does not expect to make any major capital expenditures during 1998, and had no capital expenditure commitments outstanding at December 31, 1997.

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

          The Company believes that its cash flow provided by operations, combined with short-term and long-term borrowings, will be sufficient to support operations at current levels. However, in order to increase sales and fully utilize the expanded production capacity of the new production complex, the Company will require operating capital substantially in excess of that available from domestic Chinese sources. As a result of the Company's existing capital structure and reliance on borrowings, such operating capital would most likely be in the form of some type of an equity investment. The Company is continuing to explore various financing alternatives, but to date has been unsuccessful in arranging an equity financing, and there can be no assurances that the Company will be successful in completing such a financing in the future.

New Accounting Pronouncements:

          In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements issued for fiscal years ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by this statement. Adoption of this statement did not have an impact on the Company's current disclosures and presentation.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement requires that public companies report certain information about their major customers, operating segments, products and services, and the geographic areas in which they operate. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

Year 2000 Issue:

          The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent internal assessment, the Company does not anticipate that the cost of any needed modifications will have a material effect on results of operations.

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

          A substantial portion of the Company's revenues are denominated in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial position. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable during 1994, 1995, 1996 and 1997. The swap center rate was US$1.00 to RMB 8.70 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB
8.32 at December 31, 1995, RMB 8.32 at December 31, 1996, and RMB 8.30 at December 31, 1997.

Environmental Matters:

          Management believes that the Company complies with all national and local environmental protection laws and regulations of the PRC. In 1996 and 1997, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or the competitive position of the Company.

ITEM 7.   FINANCIAL STATEMENTS

          The financial statements are listed at "Index to Consolidated Financial Statements" elsewhere in this document.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                      PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The following tables and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 1998. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                                      DIRECTORS

                                                 Date Elected
Name                         Age                 as Director
----                         ---                 -----------
Rong Shao Jia                56                  April 1995

Zhao Ya Wen                  47                  April 1995

Winston Wu (Wu Fa Pei)       39                  April 1995

Sze Yet Wen                  42                  April 1995

Li Fai                       43                  April 1995

Gao Wei Son                  60                  May 1997

Zhen Da Qing                 50                  May 1997

                                  EXECUTIVE OFFICERS

                                                          Date Elected
Name                    Age            Position            as Officer
----                    ---            --------            ----------
Rong Shao Jia           56             Chief Executive     April 1995
                                       Officer

Winston Wu              39             President           April 1995
(Wu Fa Pei)

Zhao Ya Wen             47             Chief Operating     April 1995
                                       Officer

Edward Ding             35             Vice President      September
(Ding Yuehua)                          and                   1997
                                       Chief Financial
                                       Officer


Biographies of Directors and Executive Officers:

          Rong Shao Jia, Chief Executive Officer and a Director of the Company, is responsible for the formulation of the Company's overall policies and development strategies. He has over 34 years of experience in bicycle production and business management. Under his supervision, since 1988 SCBW has expanded from a small factory of 200 employees to its current size. Mr. Rong owns a 31% interest in MTE and a .01% interest in Fogance.

          Winston Wu (Wu Fa Pei), President and a Director of the Company, is responsible for domestic and overseas market development. Before joining SCBW in January 1995, Mr. Wu was the Deputy General Manager of the China Division of Le Saunda Holdings Limited, a public company listed on the Hong Kong Stock Exchange, from June 1993 to December 1994, where he was in charge of developing shoes and clothing retail stores in China. From December 1991 to June 1993, he was an associate professor of marketing and statistics in the School of Business at the South China University of Technology.

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

          Edward Ding (Ding Yuehua), Vice President and Chief Financial Officer of the Company, is responsible for the accounting and financial reporting functions. From 1995 to 1997, Mr. Ding was the corporate business development manager of FTB Packaging Ltd., a Hong Kong-based subsidiary of Ball Corp., a Fortune 500 company. From 1992 to 1995, Mr. Ding was a senior economist and manager of the Research and Planning Division of China Merchants Holdings Co. Ltd., a Hong-Kong-based Chinese company.

          Gao Wei Son, a Director of the Company, is the president and senior engineer of Hong Kong Hopewick International Ltd. Mr. Gao was an officer of Guangdong Province Light Industries Bureau from 1961 to 1983. From 1983 to 1995, he was general manager of the Guangdong Province Daily Necessities Company.

          Zhen Da Qing, a Director of the Company, is a director and vice general manager of Zhaoqing Industries State Property Development Co., Ltd. Mr. Zhen worked in the Zhaoqing Chemical Industry Factory and was also a director of the Zhaoqing Administration Training Institution from 1968 to 1988. From 1988 to 1993, he was an official of the Zhaoqing Economic Commission and a director of the Zhaoqing Industries Project Development Office.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

          Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended December 31, 1997 and Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 1997, and any written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock registered pursuant to
Section 12 at any time during the fiscal year ended December 31, 1997 failed to file on a timely basis reports required by Section 16(a) during the fiscal year ended December 31, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid by the Company to its Chief Executive Officer during the last three fiscal years. No executive officer of the Company earned more than $100,000 during the last three fiscal years.

                           Summary Compensation Table (US$)

Name and
Principal
Position               Year        Salary
--------               ----        ------
Rong Shao Jia          1997       $10,000
Chief Executive        1996        10,000
Officer                1995         5,779


Compensation Agreements:

          The Company has not entered into any long-term employment or consulting agreements with its officers or directors.

Board of Directors:

          During the year ended December 31, 1997, no meetings of the Board of Directors were held; all corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no nominating or compensation committees, or committees performing similar functions, during the year ended December 31, 1997.

          Effective May 1, 1997, the Board of Directors formed an audit committee, consisting of Gao Wei Son and Zhen Da Qing. The audit committee's primary responsibilities are to recommend the appointment of the Company's independent auditors and to review the scope and results of the audits, the internal accounting controls of the Company, audit practices and the professional services furnished by the independent auditors.

Common Stock Purchase Warrant:

          During May 1995, the Board of Directors agreed to issue to the then Chief Financial Officer of the Company a warrant to purchase 56,000 shares of common stock, exercisable at $2.50 per share on or before May 31, 2000. The warrant had a fair value of approximately $108,000 (RMB 900,000), was fully vested upon issuance and has not been exercised.

Stock Option Plan:

          On January 6, 1997, the Board of Directors adopted the 1997 Stock Option Plan covering options to purchase up to 600,000 shares of common stock to be issued to key executives, consultants and directors. The Company intends to present the stock option plan to the shareholders for approval at the next shareholders' meeting. No stock options have been granted under the stock option plan.


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

          As of March 31, 1998, the Company had a total of 5,861,639 shares of common stock issued and outstanding. All common share amounts reflect the 1-for-100 reverse stock split effective April 28, 1995. There are no other classes of equity securities currently authorized or outstanding.

          The following table sets forth, as of March 31, 1998: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each director, and by all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as other wise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of                Amount and Nature of    Percent of Shares
Beneficial Owner       Beneficial Ownership    of Common Stock
----------------       --------------------    ---------------
Million Treasure             4,685,000 (1)           79.9%
Enterprises Limited
Flat 3, 9/F
Swire & Maclane House
21 Austin Avenue
Tsim Sha Tsui
Kowloon, Hong Kong

Rong Shao Jia (3)                 -    (2)             -
Sze Yet Wen (3)                   -    (2)             -

Li Fai (3)                        -    (2)             -

Zhao Ya Wen (3)                   -                    -

Winston Wu (3)                    -                    -

Edward Ding (3)                   -                    -

Gao Wei Son (3)                   -                    -

Zhen Da Qing (3)                  -                    -

All Directors and
Executive Officers
as a Group (8 persons)            -    (2)             -

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

(3) The address for each such officer and/or director is c/o SCBW, No. 8 Duanzhou 7 Road, Zhaoqing City, Guangdong Province, People's Republic of China.

Changes in Control:

          The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for USD 5,000,000. MTE assigned USD 1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheet at December 31, 1997, and which is due and payable on June 30, 1998. The USD 4,000,000 note payable to MTE is unsecured, bears no interest, has no fixed payment terms, and is expected to remain outstanding for the indefinite future. There have been no payments on this note, which is presented as loan from MTE of RMB 33,280,000 in the consolidated balance sheets at December 31, 1996 and 1997.

          During the year ended December 31, 1996, sales to related companies aggregated RMB 130,816,000 or 62.6% of total sales, and consisted of sales to SCH and its related companies of RMB 34,727,000 and to Hong Kong Easy Keen Industries Ltd. ("Easy Keen") of RMB 96,089,000. During the year ended December 31, 1997, sales to related companies aggregated RMB 18,950,000 or 11.0% of total sales, and consisted of sales to SCH and its related companies.

          SCH is a 2% minority shareholder of SCBW, which is 98% owned by the Company's wholly-owned subsidiary, Winfill. Sze Yet Wen, a director of the Company, indirectly controls a 31% minority interest in SCB, a subsidiary of SCBW, and is a shareholder of Easy Keen and of Million Treasure Enterprises Limited, the controlling shareholder of the Company.

          During the year ended December 31, 1996, purchases from related companies aggregated RMB 64,718,000, and consisted of purchases from SCH and its related companies of RMB 3,896,000 and from Easy Keen of RMB 60,822,000. During the year ended December 31, 1997, purchases from related companies aggregated RMB 22,552,000, and consisted of purchases from SCH of RMB 14,795,000 and from Easy Keen of RMB 7,757,000. During the year ended December 31, 1996, purchases of raw materials from SCH and its related companies and from Easy Keen aggregated 2% and 37%, respectively, of total raw material purchases, as compared to 13% and 6%, respectively, of total raw material purchases for the year ended December 31, 1997.

          As of December 31, 1996, amounts due from related companies aggregated RMB 97,416,000 or 40.5% of total current assets, of which RMB 62,258,000 was due from SCH and its related companies and RMB 35,158,000 was due from Easy Keen.
As of December 31, 1997, amounts due from related companies aggregated

RMB 25,708,000 or 13.6% of total current assets, of which RMB 8,338,000 was due from SCH and its related companies and RMB 17,370,000 was due from Easy Keen. During the year ended December 31, 1997, Easy Keen settled RMB 7,788,000 of amounts due SCBW by supplying raw materials of the same value, and SCBW and Easy Keen have agreed to settle the net amount due SCBW of RMB 17,370,000 at December 31, 1997 by Easy Keen supplying raw materials of the same value during 1998, or otherwise by payment in cash.

          Effective July 1, 1994, SCBW entered into an agreement with SCH to rent certain factory buildings without charge through December 31, 1997. It is management's opinion that the imputed rent expense was not material for the years ended December 31, 1996 and 1997.

          Pursuant to a cost-sharing agreement between SCBW and SCH effective January 1, 1995, SCH agreed to bear 40% of certain selling, general and administrative expenses incurred by SCBW, which represents its share of management and selling activities incurred by SCBW on SCH's behalf. For the years ended December 31, 1996 and 1997, such amounts aggregated approximately RMB 2,900,000 and RMB 3,435,000, respectively.

          Pursuant to an agreement between SCBW and SCH dated October 2, 1997, SCH assumed SCBW's short-term borrowings of RMB 49,997,000 effective October 1, 1997 as settlement of amounts due SCBW by SCH. In addition, as of December 31, 1997, SCBW's short-term borrowings of RMB 56,260,000 were secured by certain properties of SCH.

          During the year ended December 31, 1996, SCBW charged SCH interest of RMB 4,300,000 on the outstanding balance due from SCH at the rate of 8.5% per annum. During the year ended December 31, 1997 SCBW charged SCH interest of RMB 3,400,000 on the outstanding balance due from SCH at the rate of 8.0% per annum. Such amounts are included in due from SCH in the consolidated balance sheets.

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

          Pursuant to an agreement dated November 8, 1996, SCBW agreed to buy a land use right from SCH for RMB 30,000,000. The land use right relates to a parcel of land in the center of Zhaoqing which contains one of SCBW's operating factories, has a useful life of 40 years, and has a potential for commercial development. During the years ended December 31, 1996 and 1997, SCBW paid SCH RMB 20,000,000 and RMB 10,000,000, respectively, related to this obligation.

          SCBW and SCH entered into a sale/leaseback agreement dated April 20, 1996 and a subsequently amended agreement dated May 6, 1996. Both agreements were effective as of January 1, 1996. Pursuant to the transaction, SCBW sold the new production facility's buildings and production facilities and related land use rights to SCH at the then net book values of approximately RMB 83,507,000 and RMB 47,960,000, respectively (aggregate net book value of RMB 131,467,000). SCH paid such consideration by assuming an equivalent amount of SCBW's short-term and long-term bank loans of RMB 59,803,000 and RMB 71,664,000, respectively. This transaction did not result in any gain or loss. SCBW leased back these assets from SCH for a period of 20 years under an operating lease agreement with the lease rental to be determined annually based on utilization. SCBW paid a rental deposit of RMB 28,000,000 by reducing its accounts receivable from SCH. Rent expense for the years ended December 31, 1996 and 1997 was RMB 2,400,000 and RMB 2,800,000, respectively, and was paid by reducing the rental deposit.

          During the year ended December 31, 1996, the Company distributed earnings of its partially-owned subsidiaries aggregating RMB 88,000 to its minority shareholders, SCH and South Bridge Industries, Ltd. There were no distributions of earnings to minority shareholders during the year ended December 31, 1997.

                                       PART IV.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit
Number         Description of Document
------         -----------------------
 2.1(P)        Share Exchange Agreement dated March 23, 1995, with Amendment dated March 30, 1995, among Fremont Corporation, Million Treasure
               Enterprises Limited and Winfill Holdings International Limited,
               previously filed as Exhibit C to the Company's Current Report on
               Form 8-K dated April 28, 1995, and incorporated herein by
               reference.

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

10.2           Sale Leaseback Contract between South China Bicycle (Holdings)
               Company Limited and South China Bicycles Winfill Limited, previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.3           Purchase Agreement for Land Use Right between South China Bicycle
               (Holdings) Company Limited and South China Bicycles Winfill
               Limited, previously filed as Exhibit 10.3 to the Company's Annual
               Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.4           Guarantee Letter between South China Bicycle (Holdings) Company
               Limited and South China Bicycles Winfill Limited relating to the guarantee of certain accounts receivable, previously filed as
               Exhibit 10.4 to the Company's Annual Report on Form 10-KSB



               for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.5           Agreement Letter between South China Bicycle (Holdings) Company
               Limited and South China Bicycles Winfill Limited dated October 2,
               1997 relating to assumption of short-term borrowings.

21 Subsidiaries of the Company, previously filed as Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

27.1(E)        Financial Data Schedule - December 31, 1997.

27.2(E)        Amended and Restated Financial Data Schedule - June 30, 1996.

27.3(E)        Amended and Restated Financial Data Schedule - September 30,
               1996.

27.4(E)        Amended and Restated Financial Data Schedule - March 31, 1997.

27.5(E)        Amended and Restated Financial Data Schedule - June 30, 1997.

27.6(E)        Amended and Restated Financial Data Schedule - September 30,
               1997.


----------------------

(P) Indicates that document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Form
10-KSB.

(E) Indicates electronic filing only.

     (b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during or related to the fourth quarter of the fiscal year ended December 31, 1997.

                                      SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FREMONT CORPORATION
                                             -------------------
                                                (Registrant)


Date:  April 27, 1998             By:   /s/ Winston Wu
                                      ---------------------
                                        Winston Wu
                                        President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 27, 1998             By:    /s/ Rong Shao Jia
                                         ---------------------------------------
                                          Rong Shao Jia
                                          Chief Executive Officer and Director

Date:  April 27, 1998             By:    /s/ Zhao Ya Wen
                                         ---------------------------------------
                                          Zhao Ya Wen
                                          Chief Operating Officer and Director

Date:  April 27, 1998             By:    /s/ Winston Wu
                                         ---------------------------------------
                                          Winston Wu (Wu Fa Pei)
                                          President and Director

Date:  April 27, 1998             By:    /s/ Sze Yet Wen
                                         ---------------------------------------
                                          Sze Yet Wen
                                          Director


Date:  April 27, 1998             By:    /s/ Li Fai
                                         ---------------------------------------
                                          Li Fai
                                          Director

Date:  April 27, 1998             By:    /s/ Zhou Fen Qui
                                         ---------------------------------------
                                          Zhou Fen Qui
                                          Accounting Manager

Date:  April 27, 1998             By:    /s/ Edward Ding
                                          --------------------------------------
                                          Edward Ding (Ding Yuehua)
                                          Chief Financial Officer

                         FREMONT CORPORATION AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 1997 AND 1996




Report of Independent Public Accountants -
   Arthur Andersen & Co.

Consolidated Statements of Income -
   For the Years Ended December 31, 1997
   and 1996

Consolidated Balance Sheets -
   As of December 31, 1997 and 1996

Consolidated Statements of Cash Flows -
   For the Years Ended December 31, 1997
   and 1996

Consolidated Statements of Changes in
   Shareholders' Equity - For the Years
   Ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Fremont Corporation:

We have audited the accompanying consolidated balance sheets of Fremont Corporation (incorporated in the State of Delaware, United States of America; the "Company") and subsidiaries (the "Group") as of December 31, 1997 and 1996 and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years then ended, expressed in Chinese Renminbi. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fremont Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.



Arthur Andersen & Co.

Hong Kong,
April 10, 1998.

                        FREMONT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                   (Amounts in thousands, except for share data)

                                                                            1997                 1996
                                                                  -------------------------     ----------
                                                                     RMB            US$           RMB
Sales
 - to related companies                                              18,950          2,283        130,816
 - to others                                                        153,519         18,496         78,212
                                                                  ----------     ----------     ----------

                                                                    172,469         20,779        209,028
Cost of goods sold
 - related companies                                                (22,552)        (2,717)       (64,718)
 - others                                                           (93,755)       (11,296)      (100,224)
                                                                  ----------     ----------     ----------

   Gross profit                                                      56,162          6,766         44,086

Selling, general and administrative expenses                        (35,890)        (4,324)       (21,710)
Less: shared by SCH                                                   3,435            414          2,900
Amortization of pre-operating costs                                     -              -           (8,354)
Interest expense                                                    (21,819)        (2,629)       (13,360)
Interest income (principally from SCH)                                3,778            455          4,837
Other (expense) income, net                                            (556)           (67)         1,236
Unusual item - reduction of price of raw materials
                purchased in prior years                                  -              -          2,902
                                                                  ----------     ----------     ----------

   Income before income taxes                                         5,110            615         12,537
Provision for income taxes                                             (234)           (28)        (1,364)
                                                                  ----------     ----------     ----------

   Income before minority interests                                   4,876            587         11,173
Minority interests                                                      877            106           (204)
                                                                  ----------     ----------     ----------

   Net income                                                         5,753            693         10,969
                                                                  =========      =========      ==========

Earnings per common share                                           RMB0.98        US$0.12        RMB1.91
                                                                  =========      =========      ==========

Weighted average number of common shares
 outstanding                                                      5,844,972      5,844,972      5,738,431
                                                                  =========      =========      ==========

    The accompanying notes are an integral part of these consolidated financial statements.

----------------------------
Translation of amounts from Renminbi (RMB) into United States dollars (US$) for the convenience of the readers has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on April 10, 1998 of US$1.00=RMB8.3. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on April 10, 1998 or at any other certain rate.

                         FREMONT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                           AS OF DECEMBER 31, 1997 AND 1996
                    (Amounts in thousands, except for share data)


                                                                            1997                   1996
                                                                    ----------------------        -------
                                                                     RMB             US$            RMB
ASSETS
Current assets:
  Cash and cash equivalents                                           5,016            604          4,806
  Accounts receivable, net                                           72,600          8,747         51,812
  Inventories                                                        64,117          7,725         60,403
  Due from SCH                                                        8,338          1,005         62,258
  Due from Easy Keen                                                 17,370          2,093         35,158
  Prepayments and other current assets                               21,017          2,532         26,151
                                                                    -------        -------        -------

       Total current assets                                         188,458         22,706        240,588

  Property, plant and equipment, net                                132,535         15,967        109,260
  Prepayment to SCH for property                                        -              -           20,000
  Rental deposit to SCH                                              22,800          2,747         25,600
  Bank deposits                                                         -              -           19,319
  Goodwill, net                                                      35,811          4,315         36,788
  Other long-term assets                                              6,631            799          7,008
                                                                    -------        -------        -------

       Total assets                                                 386,235         46,534        458,563
                                                                    =======        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                              75,041          9,041        150,681
  Accounts payable                                                   32,662          3,935         45,070
  Accrued expenses and other liabilities                             49,312          5,941         41,137
  Taxes payable                                                      12,839          1,547          8,795
  Finance lease obligations, current portion                          8,246            994         12,469
                                                                    -------        -------        -------

       Total current liabilities                                    178,100         21,458        258,152

Finance lease obligations                                             2,363            284          7,089
Long-term bank loans                                                  6,100            735            -
Loan from MTE                                                        33,280          4,010         33,280
Other long-term payables                                              3,350            403          2,764
                                                                    -------        -------        -------

       Total liabilities                                            223,193         26,890        301,285
                                                                    -------        -------        -------

Minority interests                                                   11,103          1,338         11,980
                                                                    -------        -------        -------

Shareholders' equity:
Common stock, par value US$0.001 per share;
  authorized  -100,000,000 shares;
  outstanding -5,861,639 shares as of December 31, 1997 and
              -5,821,639 shares as of December 31, 1996                  49              6             48
Additional paid-in capital                                          118,134         14,233        117,247
Dedicated capital                                                    11,785          1,420         11,785
Retained earnings                                                    21,971          2,647         16,218
                                                                    -------        -------        -------

       Total shareholders' equity                                   151,939         18,306        145,298
                                                                    -------        -------        -------

       Total liabilities and shareholders' equity                   386,235         46,534        458,563
                                                                    =======        =======        =======

    The accompanying notes are an integral part of these consolidated financial statements.

-----------------------------
Translation of amounts from Renminbi (RMB) into United States dollars (US$) for the convenience of the readers has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on April 10, 1998 of US$1.00=RMB8.3. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on April 10, 1998 or at any other certain rate.

                        FREMONT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                               (Amounts in thousands)

                                                                             1997                  1996
                                                                    -----------------------       --------
                                                                      RMB            US$            RMB
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            5,753            693         10,969
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Depreciation                                                   9,893          1,192          8,683
       Amortization                                                     977            118          9,332
       Minority interests                                              (877)          (106)           204
       Allowance for doubtful accounts                                9,731          1,172          3,272
       Rental expense offset against rental deposit                   2,800            337              -
       Rental expense offset against due from SCH                         -              -          2,400
       Consultancy fees settled by issuance of common stock               -              -            591
       Changes in operating assets and liabilities:
       - (Increase) decrease in accounts receivable                 (30,519)        (3,677)        15,298
       - Increase in inventories                                     (3,714)          (447)       (24,934)
       - Decrease (increase) in due from SCH                          3,923            473        (46,757)
       - Decrease (increase) in due from Easy Keen                   10,000          1,205        (35,158)
       - Decrease (increase) in prepayments and other
           current assets                                             5,134            619         (3,835)
       - Decrease in other long-term assets                             377             45          1,143
       - (Decrease) increase in accounts payable                     (4,620)          (557)        13,946
       - Increase in accrued expenses and other liabilities           8,175            985         23,659
       - Increase in taxes payable                                    4,044            487          1,083
       - Increase (decrease) in other long-term payables                586             71         (6,312)
                                                                    --------       --------       --------

       Net cash provided by (used in) operating activities           21,663          2,610        (26,416)
                                                                    --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                         (3,168)          (382)        (6,018)
  Payment to SCH for property                                       (10,000)        (1,205)       (20,000)
  Decrease in bank deposits                                          19,319          2,328          1,481
                                                                    --------       --------       --------

       Net cash provided by (used in) investing activities            6,151            741        (24,537)
                                                                    --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term borrowings                                (25,643)        (3,090)             -
  Proceeds from short-term borrowings                                     -              -         55,670
  Increase in long-term bank loans                                    6,100            735              -
  Payments of finance lease obligations                              (8,949)        (1,078)       (10,163)
  Proceeds from issuance of common stock upon exercise
     of warrants                                                        888            107          3,833
  Distribution to minority interests                                      -              -            (88)
                                                                    --------       --------       --------

       Net cash (used in) provided by financing activities          (27,604)        (3,326)        49,252
                                                                    --------       --------       --------

  Net increase (decrease) in cash and cash equivalents                  210             25         (1,701)
  Cash and cash equivalents, beginning of year                        4,806            579          6,507
                                                                    --------       --------       --------

  Cash and cash equivalents, end of year                              5,016            604          4,806
                                                                    ========       ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

-----------------------------
Translation of amounts from Renminbi (RMB) into United States dollars (US$) for the convenience of the readers has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on April 10, 1998 of US$1.00=RMB8.3. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate on April 10, 1998 or at any other certain rate.

                        FREMONT CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                (Amounts in thousands, except for number of shares)




                                               Common stock
                                         ---------------------------
                                                                       Additional
                                                                        paid-in       Dedicated      Retained
                                          Shares            Amount      capital        capital       earnings
                                         ---------         ---------   ---------      ---------      ---------
                                                              RMB         RMB            RMB            RMB
Balance as of January 1, 1996            5,602,639             47        112,145         10,213          6,821

  Net income for the year ended
   December 31, 1996                             -              -              -              -         10,969
  Transfer to dedicated capital                  -              -              -          1,572         (1,572)
  Common stock issued and/or
   warrants exercised
   - for cash                              171,000              1          3,832              -              -
   - for consultancy services
      rendered                              30,000              -            591              -              -
   - for settlement of indebtedness         18,000              -            679              -              -
                                         ---------         ---------   ---------      ---------      ---------


Balance as of December 31, 1996          5,821,639             48        117,247         11,785         16,218

  Net income for the year ended
   December 31, 1997                             -              -              -              -          5,753
  Common stock issued upon
   exercise of warrants                     40,000              1            887              -              -
                                         ---------         ---------   ---------      ---------      ---------

Balance as of December 31, 1997          5,861,639             49        118,134         11,785         21,971
                                         =========         ========    =========      =========      =========

    The accompanying notes form an integral part of these consolidated financial statements.

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

     Pursuant to a Share Exchange Agreement dated March 23, 1995 and a subsequent amended agreement dated March 30, 1995, the Company acquired a 100% interest in Winfill Holdings International Limited ("Winfill") on April 28, 1995 from Million Treasure Enterprises Limited ("MTE"). As consideration, the Company issued to MTE 4,760,000 shares of common stock, and a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock by exchanging an equivalent number of shares of common stock which will be designated as Class A common stock. The terms of Class B common stock are identical to those of the common stock except that the holder of common stock is entitled to one vote per share while that of Class B common stock will be entitled to three votes per share. The warrant can be exercised after the Company's Certificate of Incorporation is amended to authorize the Class B common stock. Up to the date of this report, the Company has not amended its Certificate of Incorporation to authorize the Class B common stock. Subsequent to the aforesaid share exchange, MTE became the parent company of the Company.

     The Company and its subsidiaries (the "Group") are principally engaged in the design, manufacture and sale of steel tubes, bicycles, spare parts and exercise equipment, through its subsidiaries incorporated in the People's Republic of China ("PRC").

     Details of the Company's subsidiaries as of December 31, 1997 were as follows:

                               Date and place of    Registered     Percentage of
      Name of subsidiaries       incorporation       capital       interest held    Principal activities
     ---------------------     -----------------    ----------     -------------    --------------------
     Winfill                   June 10, 1994,       US$50,000      100%             Investment holding
                               British Virgin                      (direct)
                               Islands

     South China Bicycles      July 7, 1994,        US$7,280,000   98%              Manufacture and sale of
     Winfill Limited           the PRC                             (indirect)       steel tubes, bicycles
     ("SCBW")                                                                       and spare parts

     South China Bicycles      March 29, 1989,      US$2,000,000   68%              Assembly and sale of
     Co., Ltd. ("SCB")         the PRC                             (indirect)       bicycles

     Fogance Industries        November 2, 1990,    HK$10,000      68%              Overseas  purchases and
     Limited                   Hong Kong                           (indirect)       sales agent of the Group


     Substantially all of the Group's operations are conducted in the PRC and accordingly the Group is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. These include risks associated with, among others, the political, economic and legal environments, foreign currency exchange and the bicycle manufacturing industry in the PRC. These are described further in the following paragraphs:

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

          In recent years, the PRC economy has experienced periods of rapid economic expansion and high rates of inflation. More recently, it has been exposed to the economic crisis in Asia. The central government has from time to time adopted various measures designed to stabilize the economy, regulate growth and contain inflation. All such economic events and measures could adversely affect the Group's results of operations and expansion plans.

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

          Prior to April 1, 1996, approval for exchange at a Swap Center was granted for valid reasons. Subsequent to April 1, 1996, enterprises no longer need to obtain pre-approval from the PRC authorities and can deal directly with an approved bank for foreign exchange on recurring items. Such payments are subject to the availability of foreign currencies which is dependent on the foreign currency denominated earnings of the entity and must be arranged through a Swap Center or an approved bank.

          SCBW and SCB, the principal subsidiaries of the Company in the PRC, expect that a major portion of their revenues will be denominated in RMB. A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared.

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

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the USA ("US GAAP") which differ from those adopted in preparing the statutory accounts of certain of the Company's subsidiaries. SCBW and SCB prepare their statutory accounts in accordance with generally accepted accounting principles in the PRC ("PRC GAAP") and the relevant financial regulations applicable to enterprises with foreign investment as established by the Ministry of Finance of the PRC. Fogance Industries Limited prepares its statutory accounts in accordance with the Statements of Standard Accounting Practice issued by the Hong Kong Society of Accountants. As an investment holding company incorporated in British Virgin Islands, no statutory accounts are required to be prepared by Winfill.

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

     (b)  SALES

          Sales represent the invoiced value of goods, net of value added tax on sales, supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

     (c)  PRE-OPERATING COSTS

          Pre-operating costs represented organization and certain start-up costs (excluding capital expenditures) incurred by an operating factory of the Group during its pre-operating period. Such expenses were fully amortized in 1996 when the operating factory commenced commercial production.

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

     (f)  PROPERTY, PLANT AND EQUIPMENT

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

     (g)  GOODWILL

          Goodwill represents the excess of cost over fair value of the net assets acquired, resulting from Winfill's acquisition of the operations now incorporated into SCBW. Goodwill is amortized on a straight-line basis over 40 years.

     (h)  INCOME TAXES

          The Group accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Income taxes are not accrued for unremitted earnings of international operations that have been, or are intended to be, reinvested indefinitely.

     (i)  FOREIGN CURRENCY TRANSLATION

          The Group uses RMB as its functional currency. The Company's capital stock is denominated in United States dollars. All foreign currency transactions are translated into Renminbi using the applicable rates of exchange prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the applicable rates of exchange prevailing at the balance sheet dates. The resulting exchange gains or losses are recorded in the consolidated statements of income for the years in which they occur.

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


4.   ACCOUNTS RECEIVABLE, NET

     Accounts receivable comprised:

                                                      1997              1996
                                             ----------------------   ---------
                                              RMB'000      US$'000     RMB'000
                                             ---------    ---------   ---------
     Trade receivables                        90,238       10,872      59,719
     Less: Allowance for doubtful accounts   (17,638)      (2,125)     (7,907)
                                             ---------    ---------   ---------
                                              72,600        8,747      51,812
                                             =========    =========   =========

     See also Note 15(d) for a transfer of accounts receivable from SCBW to South China Bicycles Company (Holdings) Limited ("SCH"), a related company, in 1996.


5.   INVENTORIES

     Inventories comprised:

                                                      1997              1996
                                             ----------------------   ---------
                                              RMB'000      US$'000     RMB'000
     Raw materials                            33,498        4,036      31,736
     Work-in-progress                          7,330          883       5,232
     Finished goods                           23,289        2,806      23,435
                                             ---------    ---------   ---------
                                              64,117        7,725      60,403
                                             =========    =========   =========

6.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment comprised:

                                                        1997            1996
                                                --------------------  --------
                                                 RMB'000     US$'000   RMB'000
     Fixed assets:
      Land use rights                            30,000       3,614         -
      Buildings                                  23,457       2,826    23,251
      Machinery and equipment                    43,871       5,286    41,139
      Machinery and equipment financed under
       finance leases                            39,064       4,707    39,064
      Motor vehicles                              4,668         562     3,758
      Furniture, fixtures and office equipment    8,599       1,036     8,133
     Construction-in-progress:
      Machinery and equipment                    14,167       1,706    15,313
                                                --------    --------  --------

                                                163,826      19,737   130,658

     Less: Accumulated depreciation             (31,291)     (3,770)  (21,398)
                                                --------    --------  --------

                                                132,535      15,967   109,260
                                                ========    ========  ========


     As of December 31, 1996 and 1997, accumulated depreciation included RMB3,306,000 and RMB6,562,000, respectively, related to machinery and equipment under finance leases.

     See also Note 15(c) for a sale-leaseback transaction between SCBW and SCH in 1996.

7.   GOODWILL, NET

     Goodwill comprised:

                                                        1997            1996
                                                --------------------  --------
                                                RMB'000      US$'000   RMB'000
     Cost                                        39,109       4,712    39,109
     Less: Accumulated amortization              (3,298)       (397)   (2,321)
                                                --------    --------  --------

                                                 35,811       4,315    36,788
                                                ========    ========  ========

     Goodwill is reviewed for impairment whenever events or circumstances indicate that its undiscounted expected cash flows are not sufficient to recover its carrying amount. In the opinion of management, there has been no impairment of goodwill.


8.   SHORT-TERM BORROWINGS AND LONG-TERM BANK LOANS

     Short-term borrowings are dominated in Renminbi or United States dollars and bear interest at commercial lending rates in the PRC which currently range from 7.63% to 21.6% per annum. Such loans are due for repayment within one year and are renewable with the lenders' consents.


     As of December 31, 1997, short-term borrowings of approximately RMB56,260,000 were secured by certain properties of SCH.

     In connection with the sale-leaseback transaction and the transfer of accounts receivable as stated in Note 15(c) and Note 15(d), respectively, SCH assumed short-term borrowings of approximately RMB72,923,000 of the Group effective January 1, 1996. Also, pursuant to an agreement dated October 2, 1997, SCH assumed short-term borrowings of approximately RMB49,997,000 of the Group effective October 1, 1997 as settlement of amounts due to the Group.

     Long-term bank loans are dominated in Renminbi, bear interest at 9% per annum, and are repayable in 1999.

9.   LEASE OF MACHINERY

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

                                                        1997            1996
                                                 -------------------  ---------
                                                 RMB'000    US$'000    RMB'000
     Year ending December 31,
          1997                                        -           -    12,469
          1998                                    8,246         993     4,726
          1999                                    2,363         285     2,363
                                                 -------     -------   -------
     Present value of net minimum
       lease payments                            10,609       1,278    19,558
     Less: Current portion                       (8,246)       (994)  (12,469)
                                                 -------     -------   -------

     Long-term portion                            2,363         284     7,089
                                                ========    ========  ========

10.  TAXES PAYABLE

     Taxes payable comprised:

                                                        1997            1996
                                                 -------------------  ---------
                                                 RMB'000    US$'000    RMB'000
     Sales tax                                      346          42       190
     Value added tax                             12,233       1,474     7,482
     Other taxes                                    260          31     1,123
                                                 -------     -------   -------

                                                 12,839       1,547     8,795
                                                ========    ========  ========

     Value Added Tax

     In the PRC, the Group is subject to value added tax ("VAT") payable at 17% on purchases of raw materials or semi-finished goods, except for certain limited types of goods, which can be offset against the VAT payable on sales. Furthermore, exports of foreign investment enterprises are generally exempted from VAT on raw materials imported for production of exports.

     For the year ended December 31, 1996, SCBW was granted refund on VAT of RMB4,000,000 by the ZhaoQing Finance Bureau. The VAT refund was offset against cost of sales in the consolidated statements of income. Management of SCBW is uncertain as to whether further VAT refunds will be granted in the future.

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

     SCBW recognized its first year of profitable operations in 1994 and SCB recognized its first year of profitable operations in 1993. Both SCBW and SCB were subject to income tax at 16.5% for the year ended December 31, 1997. SCBW and SCB, however, negotiated with the ZhaoQing Finance Bureau and reached an agreement that the total income tax payable for the year ended December 31, 1997 was approximately RMB234,000 (1996: RMB1,364,000). Management of SCBW and SCB expect to negotiate with the ZhaoQing Finance Bureau with respect to the income tax payable on a yearly basis, but it is uncertain as to whether similar adjustments will be granted in future years.

     The reconciliation of the effective income tax rate based on income before provision for income taxes and minority interests stated in the consolidated statements of income to the weighted average statutory income tax rate in the PRC, Hong Kong and the U.S., is as follows:

                                                             1997      1996
                                                          --------   --------
      Weighted average statutory tax rate                   33.0%     33.0%
      Effect of tax holiday                                (16.5%)   (16.5%)
      Effect of rate negotiated with tax authorities       (11.9%)    (5.6%)
                                                          --------   --------

      Effective income tax rate                              4.6%     10.9%
                                                          ========   ========


     Since the actual tax liabilities of SCBW and SCB, the principal operating entities of the Group, are subject to negotiation with the tax authorities, temporary differences between book and taxable income do not exist, and no deferred taxes are considered necessary.

     While SCBW and SCB are entitled to the preferential tax rates and credits described above under current Chinese tax laws and regulations, and appropriate approvals have been received from the local tax authorities, certain of these exemptions are subject to final approval by the PRC State Tax Bureau.

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


11.  COMMON STOCK

     During the years ended December 31, 1997 and 1996, movements in the Company's capital stock were as follows:

     (a) In March 1996, the Company issued 166,000 units of common stock and warrants to a third party at a price of US$3.00 per unit, resulting in net proceeds of US$448,200 (RMB3,721,000). Each unit of such consists of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company, exercisable at a price of US$3.00 per share on or before February 28, 1998.

          In August 1996, the Company granted 7,500 additional warrants to the same party at no consideration. Such warrants are also exercisable at a price of US$3.00 per share on or before February 28, 1998.

          These warrants were exercised as follows:


                                  Common
         Timing of exercise  stock purchased    Exercise price          Net proceeds
         ------------------  ---------------    --------------  ---------------------------
                                                                  US$                  RMB
         August 1996              5,000           US$3.00       13,500               112,000
         February 1997           10,000           US$3.00       27,000               222,000
         July 1997               30,000           US$3.00       81,000               666,000


     (b) In December 1996, 30,000 shares of common stock were issued to a consultancy firm in conjunction with the financial consultancy services rendered by the firm.

          The value of these shares of common stock was accounted for as selling, general and administrative expenses for the year ended December 31, 1996, based on management's estimate of the fair value of the consideration amounting to US$71,250 (RMB591,000).

     (c) In December 1996, 18,000 shares of common stock were issued to a third party in settlement of a loan payable and related interest payable of approximately US$75,000 (RMB621,000) and US$7,000 (RMB58,000),
          respectively.

     Pursuant to consulting service agreements dated August 1, 1997 and the subsequent amendments, the Company engaged the services of two consultants for a period of three years commencing from January 1, 1998. As consideration thereto, the Company agreed to issue to the consultants a total of 120,000 shares of common stock in 1998.

12.  UNUSUAL ITEM

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


13.  EARNINGS PER SHARE

     No diluted earnings per share has been presented as the effect of dilution is not significant.


14.  DISTRIBUTION OF PROFIT

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


15.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

     (a)  SUMMARY OF RELATED PARTY TRANSACTIONS

                                                       1997           1996
                                                ------------------   -------
                                                RMB'000    US$'000   RMB'000
      Sales to Easy Keen                             -         -     96,089
      Sales to SCH and its related companies     18,950    2,283     34,727
      Purchases from Easy Keen                    7,757      935     60,822
      Purchases from companies related to SCH    14,795    1,783      3,896


     Hong Kong Easy Keen Industries Ltd. ("Easy Keen") and MTE have a common shareholder. As agreed between SCBW and Easy Keen, the latter will settle the amount due to the Group of approximately RMB17,370,000 in 1998 by supplying raw materials of the same value, or otherwise by payment in cash.

     SCH was the former owner of the operations now incorporated into SCBW and currently owns a 2% equity interest in SCBW.

     (b)  LEASE OF FACTORY BUILDINGS

          SCBW has rented office space from SCH effective July 1, 1994 and no
          rent is chargeable.   Management has determined that the imputed
          rental expense is insignificant.

     (c)  SALE-LEASEBACK OF BUILDINGS, PRODUCTION FACILITY AND LAND USE RIGHTS

          SCBW and SCH entered into a sale-leaseback agreement dated April 20, 1996 and a subsequently amended agreement dated May 6, 1996. Both agreements were effective as of January 1, 1996. Pursuant to the agreements, SCBW sold certain buildings, production facilities and related land use rights to SCH at the then net book values of approximately RMB83,507,000 and RMB47,960,000, respectively. SCH settled such consideration by assuming an equivalent amount of SCBW's short-term borrowings and long-term bank loans of RMB59,803,000 and RMB71,664,000, respectively. SCBW agreed to lease the sold assets back from SCH for a period of 20 years under an operating lease agreement with the lease rental to be agreed on a yearly basis. SCBW paid a rental deposit of RMB28,000,000 by reducing the amount due from SCH. In the opinion of management of SCBW, the transactions were recorded at fair value.

          The agreed rental for the year ended December 31, 1997 was RMB2,800,000 (1996: RMB2,400,000) and was settled by reducing the rental deposit.

     (d)  ACCOUNTS RECEIVABLE

          Upon its incorporation, SCBW was granted an option by SCH to transfer back to the latter accounts receivable purchased from SCH if such accounts receivable remained uncollected for a period of time. During the year ended December 31, 1996, SCBW exercised the option by transferring such purchased accounts receivable amounting to approximately RMB13,120,000 at book value. In return, SCH assumed an equivalent amount of SCBW's short-term borrowings. The transfer was deemed to be effective on January 1, 1996 by SCH and SCBW.

     (e)  PURCHASE OF LAND USE RIGHT

          Pursuant to an agreement dated November 8, 1996, SCBW agreed to buy a land use right from SCH at a consideration of RMB30,000,000. The land use right relates to a piece of land where one of SCBW's operating factories is located, and has a useful life of 40 years. SCBW paid RMB10,000,000 and 20,000,000, respectively, in 1997 and 1996.

     (f)  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          SCH agreed to bear 40% (approximately RMB3,435,000and RMB2,900,000 in 1997 and 1996, respectively) of selling, general and administrative expenses incurred by SCBW, representing its share of management and selling activities incurred by SCBW on its behalf.

     (g)  DUE FROM SCH

          The amount due from SCH mainly represents balances arising from the sales of goods to SCH.

          Pursuant to an agreement dated October 2, 1997, SCH assumed short-term borrowings of approximately RMB49,997,000 of SCBW effective October 1, 1997 as settlement of amounts due to the Group.

          During the year ended December 31, 1997, SCBW charged SCH interest on the amount due from SCH throughout the year at a rate of 8.0% per annum (1996: 8.5%). The interest charged for the year ended December 31, 1997 amounted to approximately RMB3,400,000 (1996: RMB4,300,000)
          and has been included in the amount due from SCH as of December 31, 1997.

      (h) LOAN FROM MTE

          The loan from MTE is denominated in United States dollars, is unsecured, interest-free and has no fixed repayment terms.


16.  RETIREMENT PLAN

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


17.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                     1997                    1996
                                                           ------------------------         -------
                                                            RMB'000         US$'000         RMB'000
Cash paid for interest                                       21,819          2,629           13,360
Non-cash operating, investing and financing
activities:
      Short-term borrowings assumed by SCH as
          settlement of amounts due to the Group
          (Note 15(g))                                        49,997         6,024                -
      Rental paid by offsetting rental deposit (Note
          15(c))                                               2,800           337                -
      Supply of raw materials by Easy Keen as
          settlement of amounts due to the Group               7,788           938                -
      Property, plant and equipment, short-term
          borrowings and long-term bank loans
          transferred to SCH under the sale-
          leaseback arrangement (Note 15(c))                      -             -           131,467
      Rental deposit, net and rental paid for the
          sale-leaseback arrangement by offsetting
          against amount due from SCH
          (Note15(c))                                             -             -            28,000
      Accounts receivable and short-term borrowings
          transferred to SCH                                      -             -            13,120
      Common stock issued for settlement of
          indebtedness                                            -             -               679

18.  EXECUTIVES AND DIRECTORS' OPTIONS AND WARRANTS

     In May 1995, the Board of Directors agreed to issue to the then Chief Financial Officer of the Company, a warrant for 56,000 shares of common stock, exerciseable at US$2.50 per share on or before May 31, 2000. The warrant was fully vested upon issuance. Up to the date of this report, this warrant has not been exercised. This warrant was accounted for in full in 1995 and hence there was no effect on the statements of income for the years ended December 31, 1997 and 1996.

     During the year ended December 31, 1997, the Company adopted a stock option plan pursuant to which stock options to purchase up to 600,000 shares of common stock may be issued to key executives, consultants and directors. The detailed terms and conditions for stock options issued pursuant to this plan are to be set out separately in a written stock option agreement. Up to the date of this report, no stock option has been issued pursuant to this plan.


19.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND SUPPLIERS

     A substantial portion of the Group's sales are made to a small number of customers on an open account basis and generally no collateral is required. Details of individual customers accounting for more than 10% of the Group's sales for the years ended December 31, 1997 and 1996 are as follows:

                                                     Percentage of net sales
                                                     -----------------------
                                                       1997           1996
                                                     --------       --------
      Easy Keen                                         -             46%
      SCH and its related companies                    11%            17%
      Ay Chern Enterprise Co. Ltd.                     31%             6%
      Actstar Customer Service Co. Ltd.                17%             6%
      Unipark Trading Ltd.                             12%             2%
      Gory Development Co. Ltd.                        11%             -


Concentration of accounts receivable as of December 31, 1997 and 1996 is as follows:

                                                  Percentage of accounts
                                                       receivable
                                                  -----------------------
                                                  1997           1996
                                                  -----          -----
     Five largest accounts receivable              54%            78%

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

     In addition, purchases of raw materials from companies related to SCH and Easy Keen accounted for 13% and 6%, respectively, of the Group's total purchases for the year ended December 31, 1997 (1996: 2% and 37%).

20.  SEGMENTAL INFORMATION

     The Group is primarily engaged in the manufacture of steel tubes, bicycles, spare parts and exercise equipment in the PRC and the Company considers its operations to be in only one business segment. Substantially all of the Group's identifiable assets are located in the PRC. Geographic sales information is as follows:

                                                    1997                 1996
                                          ------------------------      -------
                                           RMB'000        US$'000       RMB'000
     PRC                                    19,117          2,303        43,860
     Export Sales/Re-export Sales
       USA                                 119,095         14,349        12,442
       Hong Kong                             9,552          1,151       150,263
       Others                               24,705          2,976         2,463
                                          -----------    ---------      -------

Total sales                                172,469         20,779       209,028
                                          ===========    =========      =======

21.  COMMITMENTS

     As of December 31, 1997, the Group had no significant commitments outstanding but not provided for in the consolidated financial statements.


22.  CONTINGENCIES

     The Group had no significant contingent liabilities as of December 31, 1997.

                                  INDEX TO EXHIBITS

Exhibit
Number    Description of Document
------    -----------------------
10.5      Agreement Letter between South China Bicycle (Holdings) Company
          Limited and South China Bicycles Winfill Limited dated October 2, 1997 relating to assumption of short-term borrowings.

27.1(E)   Financial Data Schedule - December 31, 1997.

27.2(E)   Amended and Restated Financial Data Schedule - June 30, 1996.

27.3(E)   Amended and Restated Financial Data Schedule - September 30, 1996.

27.4(E)   Amended and Restated Financial Data Schedule - March 31, 1997.

27.5(E)   Amended and Restated Financial Data Schedule - June 30, 1997.

27.6(E)   Amended and Restated Financial Data Schedule - September 30, 1997.

----------------------
(E) Indicates electronic filing only.
