Form 10QSB
period 1998-03-31
FREMONT CORP
filed 1998-05-15
CIK 38981

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998
                                    --------------

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

                     9454 Wilshire Boulevard, 6th Floor
                       Beverly Hills, California 90212
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

Issuer's telephone number, including area code:  (310) 358-1006
                                                 --------------

                                    Not applicable
-------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report.)

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

                     FREMONT CORPORATION AND SUBSIDIARIES

                                    INDEX


PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 1997 and March 31, 1998

              Condensed Consolidated Statements of Operations
              (Unaudited) -
              Three Months Ended March 31, 1997 and 1998

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) -
              Three Months Ended March 31, 1997 and 1998

              Notes to Condensed Consolidated Financial
              Statements (Unaudited) -
              Three Months Ended March 31, 1997 and 1998

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

                           December 31, 1997    March 31, 1998
                           -----------------  ------------------
                             RMB       USD       RMB      USD
                           -------    ------   -------   ------
ASSETS

Current assets:
  Cash and cash
   equivalents               5,016       604     4,197      506
  Accounts receivable,
   net                      72,600     8,747    77,669    9,358
  Inventories (Note 2)      64,117     7,725    64,361    7,754
  Due from SCH               8,338     1,005     9,775    1,178
  Due from Easy Keen
   (Note 5)                 17,370     2,093    17,370    2,093
  Prepayments and
   other current assets     21,017     2,532    21,087    2,540
                           -------    ------   -------   ------
    Total current assets   188,458    22,706   194,459   23,429
                           -------    ------   -------   ------

Property, plant and
 equipment                 163,826    19,737   164,089   19,770
Less accumulated
 depreciation              (31,291)   (3,770)  (33,699)  (4,060)
                           -------    ------   -------   ------
                           132,535    15,967   130,390   15,710
                           -------    ------   -------   ------
Rental deposit to SCH       22,800     2,747    22,100    2,662
Goodwill, net               35,811     4,315    35,566    4,285
Other long-term assets       6,631       799     5,853      705
                           -------    ------   -------   ------
    Total assets           386,235    46,534   388,368   46,791
                           -------    ------   -------   ------
                           -------    ------   -------   ------

                                     (continued)

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                               (Amounts in thousands,
                     except number of shares and per share data)

                           December 31, 1997    March 31, 1998
                           -----------------  ------------------
                             RMB       USD       RMB      USD
                           -------    ------   -------   ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings     75,041     9,041    75,252    9,067
  Accounts payable          32,662     3,935    27,975    3,370
  Accrued expenses and
   other liabilities        49,312     5,941    54,261    6,537
  Taxes payable             12,839     1,547    12,892    1,553
  Finance lease
   obligations, current
   portion                   8,246       994     8,246      994
                           -------    ------   -------   ------
    Total current
     liabilities           178,100    21,458   178,626   21,521

Finance lease
 obligations,
 non-current portion         2,363       284     2,363      284
Long-term bank loans         6,100       735     6,600      796
Loan from MTE (Note 3)      33,280     4,010    33,280    4,010
Other long-term payables     3,350       403     3,350      403
                           -------    ------   -------   ------
    Total liabilities      223,193    26,890   224,219   27,014
                           -------    ------   -------   ------

Minority interests          11,103     1,338    10,798    1,301
                           -------    ------   -------   ------


                                     (continued)

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                               (Amounts in thousands,
                     except number of shares and per share data)

                           December 31, 1997     March 31, 1998
                           -----------------   ------------------
                             RMB       USD        RMB      USD
                           -------    ------    -------   ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Shareholders' equity:
 Common stock, par value
  US$ .001 per share;
  authorized -
  100,000,000 shares;
  issued and
  outstanding -
  5,861,639 shares at
  December 31, 1997 and
  March 31, 1998                49         6        49        6
 Additional paid-in
  capital                  118,134    14,233   118,134   14,233
 Dedicated capital          11,785     1,420    11,785    1,420
 Retained earnings          21,971     2,647    23,383    2,817
                           -------    ------   -------   ------
    Total shareholders'
     equity                151,939    18,306   153,351   18,476
                           -------    ------   -------   ------
    Total liabilities
     and shareholders'
     equity                386,235    46,534   388,368   46,791
                           -------    ------   -------   ------
                           -------    ------   -------   ------



                              See accompanying notes to
                     condensed consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (Amounts in thousands,
                     except number of shares and per share data)

                                 Three Months Ended March 31,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------
Sales
 - to related companies            7,517       2,733         329
 - to others                      36,698      29,336       3,535
                                  ------      ------       -----
                                  44,215      32,069       3,864
                                  ------      ------       -----
Cost of goods sold
 - purchases from related
    companies                      3,259       1,616         195
 - others                         30,171      22,198       2,674
                                  ------      ------       -----
                                  33,430      23,814       2,869
                                  ------      ------       -----
Gross profit                      10,785       8,255         995
Selling, general and
  administrative expenses          5,007       6,952         838
Less:  Shared by SCH              (1,298)     (2,488)       (299)
Interest expense, net              2,456       2,674         322
Other expense, net                    47          10           1
                                  ------      ------       -----
  Income before income taxes       4,573       1,107         133
Provision for income taxes          (500)
                                  ------      ------       -----
  Income before minority
   interests                       4,073       1,107         133
Minority interests                   318         305          37
                                  ------      ------       -----
  Net income                       4,391       1,412         170
                                  ------      ------       -----
                                  ------      ------       -----
Net income per common share
  (Note 1)                           .75         .24         .03
                                  ------      ------       -----
                                  ------      ------       -----
Weighted average number of
  common shares outstanding
  (Note 1)                     5,824,972   5,861,639   5,861,639
                               ---------   ---------   ---------
                               ---------   ---------   ---------

                              See accompanying notes to
                     condensed consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (Amounts in thousands)

                                 Three Months Ended March 31,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------
Cash flows from operating
 activities:
 Net income                        4,391       1,412         170
  Adjustments to reconcile net
   income to net cash used in
   operating activities:
    Depreciation                   2,854       2,408         290
    Amortization                     367         367          44
    Minority interests              (318)       (305)        (37)
    Rental expense offset
     against rental deposit
     to SCH                          700         700          85
    Changes in operating
     assets and liabilities:
     (Increase) decrease in -
      Accounts receivable         (3,961)     (5,069)       (611)
      Inventories                   (112)       (244)        (29)
      Due from SCH                   655      (1,437)       (173)
      Due from Easy Keen           2,559
      Prepayments and other
       current assets              1,386         (70)         (8)
      Other long-term assets          85         656          79
     Increase (decrease) in -
      Accounts payable            (9,691)     (4,687)       (565)
      Accrued expenses and
       other liabilities            (787)      4,949         596
      Taxes payable                  825          53           7
      Other long-term payables        72
                                  ------      ------      ------
       Net cash used in
        operating activities        (975)     (1,267)       (152)
                                  ------      ------      ------
Cash flows from investing
 activities:
  Additions to property, plant
   and equipment                                (263)        (32)
                                  ------      ------      ------
       Net cash used in
        investing activities                    (263)        (32)
                                  ------      ------      ------

                                     (continued)

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     (continued)
                                (Amounts in thousands)

                                 Three Months Ended March 31,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------
Cash flows from financing
 activities:
  Net proceeds from short-term
   borrowings                      4,200         211          26
  Net proceeds from long-term
   bank loans                                    500          60
  Payments of finance lease
   obligations                    (3,117)
  Exercise of warrants, net
   of costs                          224
                                  ------      ------      ------
      Net cash provided by
       financing activities        1,307         711          86
                                  ------      ------      ------
Cash and cash equivalents:
  Net increase (decrease)            332        (819)        (98)
  At beginning of period           4,806       5,016         604
                                  ------      ------      ------
  At end of period                 5,138       4,197         506
                                  ------      ------      ------
                                  ------      ------      ------

                              See accompanying notes to
                     condensed consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED MARCH 31, 1997 AND 1998


1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Fremont Corporation, a Delaware corporation (the "Company"), was incorporated in the State of Utah on April 22, 1955, as Fremont Uranium Corporation. As of July 1, 1993, the Company reincorporated in the State of Delaware and changed its name to Fremont Corporation.

REVERSE ACQUISITION - From 1989 through April 28, 1995, the Company was engaged in acquiring interests in oil and natural gas properties and in seeking potential acquisition or merger opportunities. The Company entered into a Share Exchange Agreement dated as of March 23, 1995, and as amended on March 30, 1995, with Million Treasure Enterprises Limited ("MTE") and Winfill Holdings International Limited ("Winfill"), both of which are British Virgin Islands corporations. Pursuant to the Share Exchange Agreement, on April 28, 1995, the Company acquired from MTE 41,000 shares of common stock of Winfill, representing all of the issued and outstanding capital stock of Winfill, in exchange for the issuance of 4,760,000 shares of the Company's common stock, together with a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock in exchange for an equivalent number of shares of common stock. The terms of the Class B common stock are identical to that of the common stock (which will be designated Class A common stock) except that the holder thereof will be entitled to three votes per share. The warrant can be exercised after the Company's Certificate of Incorporation is amended to authorize the Class B common stock.

     Immediately prior to this transaction, after a 1-for 100 reverse stock split effective April 28, 1995, the Company had a total of 842,639 shares of common stock issued and outstanding, including 770,000 shares issued to certain consultants in conjunction with the reverse acquisition which were valued at RMB 6,405,000 and charged to operations. The 4,760,000 shares of common stock represented approximately 85% of the outstanding shares of common stock of the Company, after all shares were issued and the 1-for-100 reverse stock split was effected as set forth in the Share Exchange Agreement. All common share and per share data in the accompanying condensed consolidated financial statements have been restated to reflect this reverse stock split.

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

FOREIGN CURRENCY TRANSLATION - In preparing the consolidated financial statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transactions are translated into RMB using the applicable floating rates of exchange as quoted by the People's Bank of China prevailing at the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable exchange rates prevailing at the balance sheet dates. The resulting exchange gains or losses are recorded in the consolidated statements of operations for the periods in which they occur.

     The Company's share capital is denominated in United States dollars ("USD" or "US$") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

     Translation of amounts from RMB into USD for the convenience of the reader has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1998 of US$1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

BASIS OF PRESENTATION - The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1998, the results of operations for the three months ended March 31, 1997 and 1998, and the changes in cash flows for the three months ended March 31, 1997 and 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

     Certain prior period amounts have been reclassified to conform with the current year presentation.

NET INCOME PER COMMON SHARE - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by the basic shares and all dilutive securities (warrants), but does not include the impact of potential common shares which would be antidilutive. These dilutive securities were anti-dilutive in 1998, and were not material in 1997. Net income per share for the three months ended March 31, 1997 was restated as a result of SFAS 128.

     Net income per common share for the three months ended March 31, 1997 and 1998 is based on the weighted average number of shares of common stock outstanding for each period. No diluted earnings per share has been presented, as the effect of outstanding common stock purchase warrants is either anti-dilutive or not material.

2.  INVENTORIES

     Inventories consisted of the following at December 31, 1997 and March 31, 1998:

                     December 31, 1997        March 31, 1998
                   ---------------------   ---------------------
                      RMB         USD         RMB         USD
                   ----------  ---------   ----------  ---------
Raw materials      33,498,000  4,036,000   30,625,000  3,690,000
Work-in-progress    7,330,000    883,000    9,358,000  1,127,000
Finished goods     23,289,000  2,806,000   24,378,000  2,937,000
                   ----------  ---------   ----------  ---------
                   64,117,000  7,725,000   64,361,000  7,754,000
                   ----------  ---------   ----------  ---------
                   ----------  ---------   ----------  ---------

3.  LOAN FROM MTE

     The unsecured loan of RMB 33,280,000 from MTE, the parent company, is denominated in USD, bears no interest, and has no fixed repayment terms.

4.  CONSULTING CONTRACTS

     Pursuant to consulting service agreements dated August 1, 1997 and subsequent amendments, the Company engaged the services of two consultants to provide corporate and financial consulting services for a period of three years commencing January 1, 1998.

As consideration for their services, the Company agreed to issue to the consultants a total of 120,000 shares of common stock in 1998. As of March 31, 1998, the shares of common stock had not been issued.

5.  DUE FROM EASY KEEN

     As of December 31, 1997 and March 31, 1998, RMB 17,370,000 was due from Easy Keen. A director of the Company is also a shareholder of Easy Keen and MTE. SCBW and Easy Keen have agreed to settle the net amount due SCBW by Easy Keen supplying raw materials of the same value during 1998, or otherwise by payment in cash.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, the availability of short-term bank borrowings to fund operations and capital expenditures, the repayment of loans, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

Consolidated Results of Operations:

     Three Months Ended March 31, 1997 and 1998 -

     Sales for the three months ended March 31, 1998 were RMB 32,069,000, as compared to RMB 44,215,000 for the three months ended March 31, 1997, a decrease of RMB 12,146,000 or 27.5%. Sales to related companies for the three months ended March 31,

1998 were RMB 2,733,000 or 8.5% of sales, as compared to RMB 7,517,000 or 17.0% of sales for the three months ended March 31, 1997, a decrease of RMB 4,784,000 or 63.6%. Sales to unrelated companies for the three months ended March 31, 1998 were RMB 29,336,000 or 91.5% of sales, as compared to RMB 36,698,000 or 83.0% of sales for the three months ended March 31, 1997, a decrease of RMB 7,362,000 or 20.1%. Sales to related companies are both for domestic and export purposes. During 1997, the Company elected to reduce its dependence on related party sales in order to expand its export sales of exercise equipment and accelerate its cash collections. However, the inability of the Company to continue to conduct a substantial portion of its sales through related companies could have a material adverse effect on the Company's results of operations and financial condition.

     For the three months ended March 31, 1998, PRC domestic sales were RMB 15,005,000 or 46.8% of sales, and export sales were RMB 17,064,000 or 53.2% of sales. For the three months ended March 31, 1997, PRC domestic sales were RMB 12,372,000 or 28.0% of sales, and export sales were RMB 31,843,000 or 72.0% of sales. For the three months ended March 31, 1998, sales of bicycles and bicycle parts were RMB 18,102,000 or 56.4% of sales, and sales of exercise equipment were RMB 13,967,000 or 43.6% of sales. For the three months ended March 31, 1997, sales of bicycles and bicycles parts were RMB 31,915,000 or 72.2% of sales, and sales of exercise equipment were RMB 12,300,000 or 27.8% of sales.

     SCBW began to manufacture an exercise equipment product line during 1996 and a bicycle with an automatic transmission during 1997. SCBW manufactures such products on a purchase order basis for original equipment manufacturers ("OEMs") that market their products in the United States under various brand names through infomercials, television home shopping networks and mass market retailers. As a contract manufacturer, SCBW does not own any rights with respect to these products or the names under which they are marketed.

     The decrease in sales in 1998 as compared to 1997 was primarily attributable to the following factors:

ASIAN FINANCIAL CRISIS - During late 1997, the Company began to suffer from the effects of the Asian financial crisis. Although China was not directly affected by the turmoil in South Korea and other Asian countries, the devaluation of currencies in those countries had the effect of reducing one of the Company's main competitive advantages, its low labor cost. Manufacturers in Taiwan, which are the main competition for Chinese companies, have reduced their prices an average of 13% over the last several months, thus reducing demand for the Company's products and increasing pressures on the Company's revenues and gross margin.

DOMESTIC SALE OF PARTS - The Company is a major supplier of parts to other Chinese bicycle manufacturers which are significant exporters of finished bicycles to the United States. The domestic sales of parts dropped significantly in 1998 as compared to 1997, because of the anti-dumping tariff and the Asian financial crisis, which had the effect of reducing the export of finished bicycles from China to the United States.

WORKING CAPITAL REQUIREMENTS - The completion of the new production facility at the end of 1995 substantially increased the Company's production capacity. However, the Company's ability to increase production is dependent on adequate working capital. The Company has not been successful in completing an equity financing to provide the working capital necessary to support increased production levels at the new facility. As a result, during the latter part of 1997, the Company began to experience a shortage of working capital, which has caused the Company to decline orders that under normal conditions it would have accepted. In addition, the Company's normal production cycle and its ability to provide timely shipments to customers was negatively impacted. The working capital shortage also caused the Company to shift its emphasis from production to assembly, as a result of which the Company recorded approximately RMB 1,320,000 of assembly sales during the three months ended March 31, 1998. Assembly utilizes raw materials and components supplied by the Company's customers, and although assembly generates lower sales, it generates a substantially higher gross margin. The Company expects that it may continue to experience such working capital shortages during 1998, which could have a material adverse effect on results of operations.

     Gross profit for the three months ended March 31, 1998 was RMB 8,255,000 or 25.7% of sales, as compared to RMB 10,785,000 or 24.4% of sales for the three months ended March 31, 1997. The increase in gross profit as a percentage of sales was a result of a higher percentage of sales being generated by exercise equipment, which has a higher gross margin than bicycles and bicycle parts, and the increase in assembly orders which generates a higher gross margin.

     Selling, general and administrative expenses for the three months ended March 31, 1998 increased by RMB 755,000 or 20.4%, to RMB 4,464,000 or 13.9%
of sales, as compared to RMB 3,709,000 or 8.4% of sales for the three months ended March 31, 1997, net of amounts assumed by SCH of RMB 2,488,000 and RMB 1,298,000, respectively. Selling, general and administrative expenses increased on an absolute basis in 1998 as compared to 1997 as a result of increased PRC domestic sales, which have higher transportation, freight and selling expenses than export sales. Selling, general and administrative expenses increased as a percentage of sales as a result of higher distribution and selling costs associated with increased with increased PRC domestic sales, and lower absolute sales.

     Pursuant to a cost sharing agreement between SCBW and SCH effective January 1, 1995, SCH agreed to bear 40% of certain selling, general and administrative expenses incurred by SCBW, which represents its share of management and selling activities incurred by SCBW on SCH's behalf. For the three months ended March 31, 1998 and 1997, such amounts aggregated approximately RMB 2,488,000 and RMB 1,298,000, respectively.

     Interest expense for the three months ended March 31, 1998 was RMB 2,674,000 or 8.3% of sales, as compared to RMB 2,456,000 or 5.68% of sales for the three months ended March 31, 1997. The increase in interest expense in 1998 as compared to 1997 was a result of several factors, including higher interest rates, additional financing costs incurred to roll-over a portion of short-term bank loans that became due, and notes issued to certain suppliers that were guaranteed by the Company's bank.

     Interest income for the three months ended March 31, 1998 and 1997 was not material. During the year ended December 31, 1997, the Company recorded approximately RMB 3,400,000 of interest income on amounts due from SCH primarily for the purchase of goods, which was calculated at a rate of 8.0% per annum. Due to the significant reduction in the balance due from SCH, the Company does not expect interest income from SCH to be material during 1998.

     For the three months ended March 31, 1998, net income was RMB 1,412,000 (RMB .24 per share) or 4.4% of sales. For the three months ended March 31, 1997, net income was RMB 4,391,000 (RMB .75 per share) or 9.9% of sales.

Consolidated Financial Condition - March 31, 1998:

     Liquidity and Capital Resources -

     For the three months ended March 31, 1998, the Company's operations utilized cash resources of RMB 1,267,000, as compared to utilizing cash resources of RMB 975,000 for the three months ended March 31, 1997. The most significant components of the cash utilized by operations in 1998 were the increases in accounts receivable of RMB 5,069,000 and due from SCH of RMB 1,437,000.

     Operating cash flow is adversely affected by the long collection cycle that is typical of Chinese companies that have a substantial proportion of their customers in China. The Company experienced an increase in cash used in operating activities in 1998 as compared to 1997 primarily as a result of reduced sales.

     The Company had working capital of RMB 15,833,000 at March 31, 1998, as compared to working capital of RMB 10,358,000 at December 31, 1997. As a result, the Company's current ratio at March 31, 1998 was 1.09:1, as compared to 1.06:1 at December 31, 1997.

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

     During the three months ended March 31, 1998, short-term borrowings increased by RMB 211,000, and long-term borrowings increased by RMB 500,000. As of March 31, 1998, short-term borrowings were RMB 75,252,000 and long-term borrowings were RMB 6,600,000.

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

     In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for USD 5,000,000. MTE assigned USD 1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 1997 and March 31, 1998, and which is due and payable on June 30, 1998. The Company anticipates that the due date of this note will be extended. The USD 4,000,000 note payable to MTE is unsecured, bears no interest, has no fixed repayment terms, and is expected to remain outstanding for the indefinite future. There have been no payments on this note, which is presented as loan from MTE of RMB 33,280,000 in the consolidated balance sheets at December 31,

1997 and March 31, 1998.

     Additions to property, plant and equipment totalled RMB 263,000 during the three months ended March 31, 1998. SCBW does not expect to make any major capital expenditures during 1998, and had no capital expenditure commitments outstanding at March 31, 1998.

     An important factor in the Company's ability to increase production levels is the timely availability of sufficient operating capital at a reasonable cost. During the latter part of 1997, the Company began to experience working capital shortages as it attempted to expand production at the new production complex, which has hampered the Company's ability to increase sales, and which has negatively impacted the Company's normal production cycle and its ability to provide timely shipments to customers.


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

     A substantial portion of the Company's revenues are denominated in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD, and could have material adverse effects upon its results of operations and financial position. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then.

                             PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27   Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K - Three Months Ended March 31,
          1998:  None

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FREMONT CORPORATION
                                        -------------------
                                            (Registrant)



Date:  May 13, 1998                By:  /s/ WINSTON WU
                                        ----------------------------
                                        Winston Wu (Wu Fa Pei)
                                        President
                                        (Duly Authorized Officer)



Date:  May 13, 1998                By:  /s/ EDWARD DING
                                        ----------------------------
                                        Edward Ding (Ding Yuehua)
                                        Vice President and Chief
                                         Financial Officer
                                        (Principal Financial
                                         Officer)