Form 10QSB
period 1998-06-30
FREMONT CORP
filed 1998-08-14
CIK 38981

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998
                                    -------------

[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from _________ to _________

                            Commission file number:  0-8128
                                                     ------

                                FREMONT CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                          76-0402886
-------------------------------                     ---------------------------
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

     As of June 30, 1998, the issuer had 5,861,639 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                         FREMONT CORPORATION AND SUBSIDIARIES

                                        INDEX

PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) -
              December 31, 1997 and June 30, 1998

              Condensed Consolidated Statements of Operations
              (Unaudited) - Three Months and Six Months Ended
              June 30, 1997 and 1998

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) - Six Months Ended June 30, 1997 and 1998

              Notes to Condensed Consolidated Financial
              Statements (Unaudited) - Six Months Ended June 30,
              1997 and 1998

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



                           December 31, 1997    June 30, 1998
                           -----------------  ------------------
                             RMB       USD       RMB      USD
                           -------    ------   -------   ------
ASSETS

Current assets:
  Cash and cash
   equivalents               5,016       604     3,875      467
  Accounts receivable,
   net                      72,600     8,747    91,430   11,016
  Inventories (Note 2)      64,117     7,725    66,153    7,970
  Due from SCH               8,338     1,005    12,760    1,537
  Due from Easy Keen
   (Note 5)                 17,370     2,093    16,191    1,951
  Prepayments and
   other current assets     21,017     2,532    13,188    1,589
                           -------    ------   -------   ------
    Total current assets   188,458    22,706   203,597   24,530
                           -------    ------   -------   ------

Property, plant and
 equipment                 163,826    19,737   164,452   19,814
Less accumulated
 depreciation              (31,291)   (3,770)  (36,037)  (4,342)
                           -------    ------   -------   ------
                           132,535    15,967   128,415   15,472
                           -------    ------   -------   ------

Rental deposit to SCH       22,800     2,747    21,400    2,578
Goodwill, net               35,811     4,315    35,321    4,256
Other long-term assets       6,631       799     6,526      786
                           -------    ------   -------   ------
    Total assets           386,235    46,534   395,259   47,622
                           -------    ------   -------   ------
                           -------    ------   -------   ------


                                  (continued)

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                               (Amounts in thousands,
                     except number of shares and per share data)

                           December 31, 1997    June 30, 1998
                           -----------------  ------------------
                             RMB       USD       RMB      USD
                           -------    ------   -------   ------
LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings     75,041     9,041    73,752    8,886
  Accounts payable          32,662     3,935    36,627    4,413
  Accrued expenses and
   other liabilities        49,312     5,941    53,506    6,446
  Taxes payable             12,839     1,547    14,246    1,716
  Finance lease
   obligations, current
   portion                   8,246       994     8,246      994
                           -------    ------   -------   ------
    Total current
     liabilities           178,100    21,458   186,377   22,455

Finance lease
 obligations,
 non-current portion         2,363       284     1,655      199
Long-term bank loans         6,100       735     6,600      795
Loan from MTE (Note 3)      33,280     4,010    33,280    4,010
Other long-term payables     3,350       403     3,585      432
                           -------    ------   -------   ------
    Total liabilities      223,193    26,890   231,497   27,891
                           -------    ------   -------   ------

Minority interests          11,103     1,338    11,382    1,372
                           -------    ------   -------   ------

                                   (continued)

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(continued)
                               (Amounts in thousands,
                     except number of shares and per share data)


                           December 31, 1997     June 30, 1998
                           -----------------   ------------------
                             RMB       USD        RMB      USD
                           -------    ------    -------   ------

LIABILITIES AND
SHAREHOLDERS' EQUITY

Shareholders' equity:
 Common stock, par value
  US$ .001 per share;
  authorized -
  100,000,000 shares;
  issued and
  outstanding -
  5,861,639 shares at
  December 31, 1997 and
  June 30, 1998                 49         6        49        6
 Additional paid-in
  capital                  118,134    14,233   118,134   14,233
 Dedicated capital          11,785     1,420    11,785    1,420
 Retained earnings          21,971     2,647    22,412    2,700
                           -------    ------   -------   ------
    Total shareholders'
     equity                151,939    18,306   152,380   18,359
                           -------    ------   -------   ------
    Total liabilities
     and shareholders'
     equity                386,235    46,534   395,259   47,622
                           -------    ------   -------   ------
                           -------    ------   -------   ------


                            See accompanying notes to
                   condensed consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (Amounts in thousands,
                     except number of shares and per share data)

                                  Three Months Ended June 30,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------
Sales
 - to related companies            5,430       6,242         752
 - to others                      41,548      29,570       3,563
                                  ------      ------       -----
                                  46,978      35,812       4,315
                                  ------      ------       -----
Cost of goods sold
 - purchases from related
    companies                      3,884       6,577         793
 - others                         33,483      21,093       2,541
                                  ------      ------       -----
                                  37,367      27,670       3,334
                                  ------      ------       -----
Gross profit                       9,611       8,142         981
Selling, general and
  administrative expenses          4,439       7,004         844
Less:  Shared by SCH                (979)     (1,074)       (129)
Interest expense, net              2,818       2,033         245
Other expense, net                   405          43           5
                                  ------      ------       -----
  Income before income taxes       2,928         136          16
Provision for income taxes          (675)       (523)        (63)
                                  ------      ------       -----
  Income (loss) before
   minority interests              2,253        (387)        (47)
Minority interests                   657        (584)        (70)
                                  ------      ------       -----
  Net income (loss)                2,910        (971)       (117)
                                  ------      ------       -----
                                  ------      ------       -----

Net income (loss) per
  common share (Note 6):
  -Basic                             .50        (.17)       (.02)
                                  ------      ------       -----
                                  ------      ------       -----
  -Diluted                           .49        (.17)       (.02)
                                  ------      ------       -----
                                  ------      ------       -----


                            See accompanying notes to
                   condensed consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (Amounts in thousands,
                     except number of shares and per share data)


                                   Six Months Ended June 30,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------
Sales
 - to related companies           12,947       8,975       1,081
 - to others                      78,246      58,906       7,097
                                  ------      ------       -----
                                  91,193      67,881       8,178
                                  ------      ------       -----
Cost of goods sold
 - purchases from related
    companies                      7,143       8,193         987
 - others                         63,654      43,291       5,216
                                  ------      ------       -----
                                  70,797      51,484       6,203
                                  ------      ------       -----
Gross profit                      20,396      16,397       1,975
Selling, general and
  administrative expenses          9,446      13,956       1,681
Less:  Shared by SCH              (2,277)     (3,562)       (429)
Interest expense, net              5,274       4,707         567
Other expense, net                   452          53           6
                                  ------      ------       -----
  Income before income taxes       7,501       1,243         150
Provision for income taxes        (1,175)       (523)        (63)
                                  ------      ------       -----
  Income before minority
   interests                       6,326         720          87
Minority interests                   975        (279)        (34)
                                  ------      ------       -----
  Net income                       7,301         441          53
                                  ------      ------       -----
                                  ------      ------       -----

Net income per common
  share (Note 6):
  -Basic                            1.25         .08         .01
                                  ------      ------       -----
                                  ------      ------       -----
  -Diluted                          1.24         .08         .01
                                  ------      ------       -----
                                  ------      ------       -----


                              See accompanying notes to
                     condensed consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (Amounts in thousands)

                                   Six Months Ended June 30,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------
Cash flows from operating
 activities:
 Net income (loss)                 7,301         441          53
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
    Depreciation                   5,094       4,746         572
    Amortization                     732         733          88
    Minority interests              (975)        279          34
    Provision for bad debts                    2,000         241
    Rental expense offset
     against rental deposit
     to SCH                        1,400       1,400         169
    Changes in operating
     assets and liabilities:
     (Increase) decrease in -
      Accounts receivable        (12,172)    (20,830)     (2,510)
      Inventories                  1,245      (2,036)       (245)
      Due from SCH                 3,169      (4,422)       (533)
      Due from Easy Keen           5,743       1,179         142
      Prepayments and other
       current assets               (701)      7,829         943
      Other long-term assets        (886)       (138)        (17)
     Increase (decrease) in -
      Accounts payable           (15,712)      3,965         478
      Accrued expenses and
       other liabilities          (3,474)      4,194         505
      Taxes payable               (1,631)      1,407         170
      Other long-term
       payables                       69         235          28
                                  ------      ------      ------
       Net cash provided by
        (used in) operating
        activities               (10,798)        982         118
                                  ------      ------      ------


                                     (continued)

                         FREMONT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     (continued)
                                (Amounts in thousands)


                                   Six Months Ended June 30,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------
Cash flows from investing
 activities:
  Additions to property,
   plant and equipment            (2,180)       (626)        (75)
                                  ------      ------      ------
       Net cash used in
        investing activities      (2,180)       (626)        (75)
                                  ------      ------      ------

Cash flows from financing
 activities:
  Net proceeds from
   (repayments of)
   short-term borrowings          19,000      (1,289)       (155)
  Net proceeds from
   long-term bank loans                          500          60
  Payments of finance
   lease obligations              (4,444)       (708)        (85)
  Exercise of warrants,
   net of costs                      224
                                  ------      ------      ------
      Net cash provided by
       (used in) financing
       activities                 14,780      (1,497)       (180)
                                  ------      ------      ------

Cash and cash equivalents:
  Net increase (decrease)          1,802      (1,141)       (137)
  At beginning of period           4,806       5,016         604
                                  ------      ------      ------
  At end of period                 6,608       3,875         467
                                  ------      ------      ------
                                  ------      ------      ------

                              See accompanying notes to
                     condensed consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SIX MONTHS ENDED JUNE 30, 1997 AND 1998


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

     The 31% minority interest in SCB is owned by a company whose president is a director of the Company. The director is also a shareholder of Hong Kong Easy Keen Industries Ltd. ("Easy Keen") and of MTE, the controlling shareholder of the Company. The Company conducts a substantial portion of its sales and purchases through related parties (SCH and Easy Keen), and has additional significant continuing transactions with such related parties. Sales to related companies are for both domestic and export purposes.

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

     Translation of amounts from RMB into USD for the convenience of the reader has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 1998 of US$1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

BASIS OF PRESENTATION - The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months and six months ended June 30, 1997 and 1998, and the changes in cash flows for the six months ended June 30, 1997 and 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

     Certain prior period amounts have been reclassified to conform with the current year presentation.

2.  INVENTORIES

     Inventories consisted of the following at December 31, 1997 and June 30, 1998:


                     December 31, 1997         June 30, 1998
                   ---------------------   ---------------------
                      RMB         USD         RMB         USD
                   ----------  ---------   ----------  ---------
Raw materials      33,498,000  4,036,000   27,688,000  3,336,000
Work-in-progress    7,330,000    883,000    8,962,000  1,080,000
Finished goods     23,289,000  2,806,000   29,503,000  3,554,000
                   ----------  ---------   ----------  ---------
                   64,117,000  7,725,000   66,153,000  7,970,000
                   ----------  ---------   ----------  ---------
                   ----------  ---------   ----------  ---------


3.  LOAN FROM MTE

     The unsecured loan of RMB 33,280,000 from MTE, the parent company, is denominated in USD, bears no interest, and has no fixed repayment terms.

4.  CONSULTING CONTRACTS

     Pursuant to consulting service agreements dated August 1, 1997 and subsequent amendments, the Company engaged the services of two consultants to provide corporate and financial consulting services for a period of three years commencing January 1, 1998. As consideration for their services, the Company agreed to issue to the consultants a total of 120,000 shares of common stock in 1998. As of June 30, 1998, the shares of common stock had not been issued.

5.  DUE FROM EASY KEEN

     As of December 31, 1997 and June 30, 1998, RMB 17,370,000 and RMB 16,191,000, respectively, was due from Easy Keen. A director of the Company is also a shareholder of Easy Keen and MTE. SCBW and Easy Keen have agreed to settle the net amount due SCBW by Easy Keen supplying raw materials of the same value during 1998, or otherwise by payment in cash.

6.  NET INCOME (LOSS) PER COMMON SHARE

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the basic shares and all dilutive securities, but does not include the impact of potential common shares which would be anti-dilutive. These dilutive securities were anti-dilutive in 1998.

     Potentially dilutive securities outstanding at June 30, 1998 consist of a warrant entitling the holder to purchase 56,000 shares of common stock at US$2.50 per share through May 31, 2000.

     Net income per share for the three months and six months ended June 30, 1997 was restated as a result of SFAS 128, from RMB .49 and RMB 1.24 per share, respectively, to RMB .50 and RMB 1.25 per share, respectively.

     The following tables present the components of basic and diluted earnings per share:

                                Three Months Ended June 30,
                            ----------------------------------
                               1997              1998
                            ---------   ----------------------
                               RMB         RMB          USD
                            ---------   ---------    ---------

Basic Earnings Per
Share Computation
-----------------

Net income (loss)           2,910,000    (971,000)    (117,000)
                            ---------   ---------    ---------
                            ---------   ---------    ---------
Weighted average
  common shares
  outstanding               5,831,639   5,861,639    5,861,639
                            ---------   ---------    ---------
                            ---------   ---------    ---------
Net income (loss)
  per share - Basic               .50        (.17)        (.02)
                            ---------   ---------    ---------
                            ---------   ---------    ---------


Diluted Earnings
Per Share Computation
---------------------

Net income (loss)           2,910,000    (971,000)    (117,000)
                            ---------   ---------    ---------
                            ---------   ---------    ---------
Weighted average
  common shares
  outstanding               5,831,639   5,861,639    5,861,639
Net shares
  issuable upon
  exercise of
  warrants                     76,341
                            ---------   ---------    ---------
Diluted common
  shares outstanding        5,907,980   5,861,639    5,861,639
                            ---------   ---------    ---------
                            ---------   ---------    ---------

Net income (loss)
  per share - Diluted             .49        (.17)        (.02)
                            ---------   ---------    ---------
                            ---------   ---------    ---------


                                 Six Months Ended June 30,
                            ----------------------------------
                               1997              1998
                            ---------   ----------------------
                               RMB         RMB          USD
                            ---------   ---------    ---------
Basic Earnings Per
Share Computation
-----------------

Net income                  7,301,000     441,000       53,000
                            ---------   ---------    ---------
                            ---------   ---------    ---------
Weighted average
  common shares
  outstanding               5,828,306   5,861,639    5,861,639
                            ---------   ---------    ---------
                            ---------   ---------    ---------
Net income per
  share - Basic                  1.25         .08          .01
                            ---------   ---------    ---------
                            ---------   ---------    ---------

Diluted Earnings
Per Share Computation
---------------------

Net income                  7,301,000     441,000       53,000
                            ---------   ---------    ---------
                            ---------   ---------    ---------
Weighted average
  common shares
  outstanding               5,828,306   5,861,639    5,861,639
Net shares
  issuable upon
  exercise of
  warrants                     81,706
                            ---------   ---------    ---------
Diluted common
  shares outstanding        5,910,012   5,861,639    5,861,639
                            ---------   ---------    ---------
                            ---------   ---------    ---------
Net income per
  share - Diluted                1.24         .08          .01
                            ---------   ---------    ---------
                            ---------   ---------    ---------

                                       16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, the availability of short-term bank borrowings to fund operations and capital expenditures, the repayment of loans, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.


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

Consolidated Results of Operations - Three Months and Six Months Ended June 30, 1997 and 1998:

Sales:

     Sales for the three months ended June 30, 1998 were RMB 35,812,000, as compared to RMB 46,978,000 for the three months ended June 30, 1997, a decrease of RMB 11,166,000 or 23.8%.

Sales to related companies for the three months ended June 30, 1998 were RMB 6,242,000 or 17.4% of sales, as compared to RMB 5,430,000 or 11.6% of sales for the three months ended June 30, 1997, an increase of RMB 812,000 or 15.0%. Sales to unrelated companies for the three months ended June 30, 1998 were RMB 29,570,000 or 82.6% of sales, as compared to RMB 41,548,000 or 88.4% of sales for the three months ended June 30, 1997, a decrease of RMB 11,978,000 or 28.8%.

     Sales for the six months ended June 30, 1998 were RMB 67,881,000, as compared to RMB 91,193,000 for the six months ended June 30, 1997, a decrease of RMB 23,312,000 or 25.6%. Sales to related companies for the six months ended June 30, 1998 were RMB 8,975,000 or 13.2% of sales, as compared to RMB 12,947,000 or 14.2% of sales for the six months ended June 30, 1997, a decrease of RMB 3,972,000 or 30.7%. Sales to unrelated companies for the six months ended June 30, 1998 were RMB 58,906,000 or 86.8% of sales, as compared to RMB 78,246,000 or 85.8% of sales for the six months ended June 30, 1997, a decrease of RMB 19,340,000 or 24.7%.

     The Company conducts a substantial portion of its sales through related parties. Sales to related companies are for both domestic and export purposes.

     For the three months ended June 30, 1998, PRC domestic sales were RMB 16,688,000 or 46.6% of sales, and export sales were RMB 19,124,000 or 53.4% of sales. For the three months ended June 30, 1997, PRC domestic sales were RMB 10,973,000 or 23.4% of sales, and export sales were RMB 36,005,000 or 76.6% of sales. For the three months ended June 30, 1998, sales of bicycles and bicycle parts were RMB 29,176,000 or 81.5% of sales, and sales of exercise equipment were RMB 6,636,000 or 18.5% of sales. For the three months ended June 30, 1997, sales of bicycles and bicycles parts were RMB 22,908,000 or 48.8% of sales, and sales of exercise equipment were RMB 24,070,000 or 51.2% of sales.

     For the six months ended June 30, 1998, PRC domestic sales were RMB 31,693,000 or 46.7% of sales, and export sales were RMB 36,188,000 or 53.3% of sales. For the six months ended June 30, 1997, PRC domestic sales were RMB 23,345,000 or 25.6% of sales, and export sales were RMB 67,848,000 or 74.4% of sales. For the six months ended June 30, 1998, sales of bicycles and bicycle parts were RMB 47,278,000 or 69.6% of sales, and sales of exercise equipment were RMB 20,603,000 or 30.4% of sales. For the six months ended June 30, 1997, sales of bicycles and bicycles parts were RMB 54,823,000 or 60.1% of sales, and sales of exercise equipment were RMB 36,370,000 or 39.9% of sales.

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

     The decrease in sales in 1998 as compared to 1997 was primarily attributable to the following factors:

ASIAN FINANCIAL CRISIS - During late 1997, the Company began to suffer from the effects of the Asian financial crisis. Although China was not directly affected by the turmoil in South Korea and other Asian countries, the devaluation of currencies in those countries had the effect of undermining the competitiveness of China's basic steel, petrochemical and textile industries, and reducing one of the Company's main competitive advantages, its low labor cost. Manufacturers in Taiwan, which represent the Company's primarily competition, have reduced their prices an average of 13% over the last several months, thus reducing demand for the Company's products and increasing pressures on the Company's revenues and gross margin. Industrial production in China has decreased by one-third and retail sales have dropped by half in 1998 as compared to 1997. Exports, which are a critical part of the Chinese economy, are being negatively effected by these factors.
Although the fiscal policy of the government of China has been to avoid a devaluation of its currency, there is growing speculation that China may not be able to avoid such an action. In addition, as a result of the turmoil and uncertainty in the Chinese economy, short-term bank credit has been restricted by the central government of China.

WORKING CAPITAL REQUIREMENTS - The completion of the new production facility at the end of 1995 substantially increased the Company's production capacity. However, the Company's ability to increase production is dependent on adequate working capital. The Company has not been successful in completing an equity financing to provide the working capital necessary to support increased production levels at the new facility. The Company's ability to utilize short-term bank debt to support its operations has been impaired as a result of the Asian financial crisis, as short-term bank debt is now subject to restrictions imposed by the central government of China. As a result, during the latter part of 1997, the Company began to experience a shortage of working capital, which has caused the Company to decline orders that under normal conditions it would have accepted. In addition, the Company's normal production cycle and its ability to provide timely shipments to customers was negatively impacted. As a result of this working capital shortage, the Company has instituted a change in the way it acquires certain out-sourced parts. The Company has arranged for certain customers to purchase, pay for and deliver specific parts, such as bicycle pedals and derailleurs, to the Company's production facility that in the past the Company would have purchased directly from the manufacturer. Sales of approximately RMB 24,188,000 and RMB 25,508,000 during the three months and six months ended June 30, 1998, respectively, were recorded under this new policy. This policy allows the Company to maintain approximately the same level of unit sales, although at a lower aggregate value, and generate a higher gross margin while at the same time conserving working capital. In addition, in order to remain competitive, during 1998 the Company began to grant extended credit terms to certain export accounts, which has also negatively impacted the Company's operating cash flow. Accordingly, the Company expects that it will continue to experience working capital shortages during the remainder of 1998, which could have a material adverse effect on results of operations.

DOMESTIC SALES OF PARTS - The Company is a major supplier of parts to other Chinese bicycle manufacturers which are significant exporters of finished bicycles to the United States. The domestic sales of parts decreased in 1998 as compared to 1997 as a result of the Asian financial crisis, which had the effect of reducing the export of finished bicycles from China to the United States.

     As a result of the foregoing factors, the Company expects that sales and earnings will be reduced during the remainder of 1998 as compared to 1997.

Gross Profit:

     Gross profit for the three months ended June 30, 1998 was RMB 8,142,000 or 22.7% of sales, as compared to RMB 9,611,000 or 20.5% of sales for the three months ended June 30, 1997. Gross profit for the six months ended June 30, 1998 was RMB 16,397,000 or 24.2% of sales, as compared to RMB 20,396,000 or 22.4% of sales for the six months ended June 30, 1997.

     The increase in gross profit as a percentage of sales in 1998 as compared to 1997 was a result of a higher percentage of sales with out-sourced parts, which generate a higher gross margin, and a reduction in employees and employee-related costs.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses for the three months ended June 30, 1998 increased by RMB 2,470,000 or 71.4%, to RMB 5,930,000 or 16.6%
of sales, as compared to RMB 3,460,000 or 7.4% of sales for the three months ended June 30, 1997, net of amounts assumed by SCH. Selling, general and administrative expenses for the six months ended June 30, 1998 increased by RMB 3,225,000 or 45.0%, to RMB 10,394,000 or 15.3% of sales, as compared to RMB 7,169,000 or 7.9% of sales for the six months ended June 30, 1997, net of amounts assumed by SCH. During the three months and six months ended June 30, 1998, the Company recorded a provision for bad debts of RMB 2,000,000. No provision for bad debts was recorded during the three months and six months ended June 30, 1997.

     Selling, general and administrative expenses increased as a percentage of sales in 1998 as compared to 1997 as a result of the provision for bad debts of RMB 2,000,000 for the three months and six months ended June 30,1998, a government-mandated housing allowance to employees of approximately RMB 600,000 and RMB 1,200,000 for the three months and six months ended June 30, 1998, respectively, and a reduction in sales levels in 1998 as compared to 1997. Selling, general and administrative expenses increased on an absolute basis in 1998 as compared to 1997 as a result of the provision for bad debts and the government-mandated housing allowance to employees.

     Pursuant to a cost-sharing agreement between SCBW and SCH effective January 1, 1995, SCH agreed to bear 40% of certain selling, general and administrative expenses incurred by SCBW, which represents its share of management and selling activities incurred by SCBW on SCH's behalf. For the three months ended June 30, 1998 and 1997, such amounts aggregated approximately RMB 1,074,000 and RMB 979,000, respectively. For the six months ended June 30, 1998 and 1997, such amounts aggregated approximately RMB 3,562,000 and RMB 2,277,000, respectively.


Interest Income and Interest Expense:

     Interest expense for the three months ended June 30, 1998 was RMB 2,033,000 or 5.7% of sales, as compared to RMB 2,818,000 or 6.0% of sales for the three months ended June 30, 1997. Interest expense for the six months ended June 30, 1998 was RMB 4,707,000 or 6.9% of sales, as compared to RMB 5,274,000 or 5.8% of sales for the six months ended June 30, 1997. Interest expense decreased in 1998 as compared to 1997 as a result of a reduction in short-term borrowings. The reduction in short-term borrowings was accomplished through an agreement between SCBW and SCH pursuant to which SCH assumed SCBW's short-term borrowings of RMB 49,997,000 effective October 1, 1997, as settlement of amounts due SCBW by SCH.

     Interest income for the three months and six months ended June 30, 1998 and 1997 was not material. During the year ended December 31, 1997, the Company recorded approximately RMB 3,400,000 of interest income on amounts due from SCH primarily for the purchase of goods, which was calculated at a rate of 8.0% per annum. Due to the significant reduction in the balance due from SCH, the Company does not expect interest income from SCH to be material during 1998.

Net Income (Loss):

     For the three months ended June 30, 1998, net loss was RMB 971,000 or 2.7% of sales. For the three months ended June 30, 1997, net income was RMB 2,910,000 or 6.2% of sales.

     For the six months ended June 30, 1998, net income was RMB 441,000 or 0.9% of sales. For the six months ended June 30, 1997, net income was RMB 7,301,000 or 8.0% of sales.


Consolidated Financial Condition - June 30, 1998:

     Liquidity and Capital Resources -

     For the six months ended June 30, 1998, the Company's operations provided cash resources of RMB 982,000, as compared to utilizing cash resources of RMB 10,798,000 for the six months ended June 30, 1997. The most significant components of the cash provided by operations in 1998 were the decreases in prepayments and other current assets of RMB 7,829,000 and the increases in accounts payable of RMB 3,965,000 and accrued expenses and other liabilities of RMB 4,194,000, offset in part by the increases in net accounts receivable of RMB 18,830,000 and due from SCH of RMB 4,422,000. The 25.9% increase in net accounts receivable between December 31, 1997 and June 30, 1998 was primarily a result of extended credit terms that the Company began to grant to certain export accounts beginning in 1998.

     Operating cash flow is adversely affected by the long collection cycle that is typical of Chinese companies that have a substantial proportion of their customers in China. Accordingly, to the extent that the Company's business in China increases, the Company expects that its operating cash flow will be negatively impacted.

     The Company had working capital of RMB 17,220,000 at June 30, 1998, as compared to working capital of RMB 10,358,000 at December 31, 1997. As a result, the Company's current ratio at June 30, 1998 was 1.09:1, as compared to 1.06:1 at December 31, 1997. The most significant component of the increase in working capital was the increase in accounts receivable.

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

     During the six months ended June 30, 1998, short-term borrowings decreased by RMB 1,289,000, and long-term borrowings increased by RMB 500,000. As of June 30, 1998, short-term borrowings were RMB 73,752,000 and long-term borrowings were RMB 6,600,000.

     SCBW is considered by the government of China as an important component of the bicycle production and exporting base of China, and has been designated for continuing financial support by the Zhaoqing Branch of the Bank of China. SCBW has utilized borrowings from the Bank of China to support increases in production and sales, and to finance the expansion of the production facility and to purchase equipment. Pursuant to guidelines issued by the government of China, SCBW increased its short-term borrowings during 1995, 1996 and 1997 from the Bank of China with loans having maturities ranging from one to two months. The working capital loans that the Bank of China makes to SCBW are renewed so long as SCBW's production and business operations continue to meet certain operating and financial criteria. Management believes that the Bank of China will continue to renew SCBW's existing borrowings, however increases to SCBW's borrowing base, although granted in the past, are now subject to restrictions imposed by the central government of China.

     In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for USD 5,000,000. MTE assigned USD 1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 1997 and June 30, 1998, and which became due and payable on June 30, 1998, at which time it became a demand note. The USD 4,000,000 note payable to MTE is unsecured, bears no interest, has no fixed repayment terms, and is expected to remain outstanding for the indefinite future. There have been no payments on this note, which is presented as loan from MTE of RMB 33,280,000 in the consolidated balance sheets at December 31, 1997 and June 30, 1998.

     Additions to property, plant and equipment totalled RMB 626,000 during the six months ended June 30, 1998. SCBW does not expect to make any major capital expenditures during 1998, and had no capital expenditure commitments outstanding at June 30, 1998.

     An important factor in the Company's ability to increase production levels is the timely availability of sufficient operating capital at a reasonable cost. As previously discussed, during the latter part of 1997, the Company began to experience working capital shortages as it attempted to expand production at the new production complex, which has hampered the Company's ability to increase sales, and which has negatively impacted the

Company's normal production cycle and its ability to provide timely shipments to customers.

     The Company believes that its cash flow provided by operations, combined with short-term and long-term borrowings, will be sufficient to support operations at current levels. However, in order to increase sales and fully utilize the expanded production capacity of the new production complex, the Company will require operating capital substantially in excess of that available from domestic Chinese sources. As a result of the Company's existing capital structure and reliance on borrowings, such additional operating capital would most likely be in the form of a long-term debt or equity investment. The Company is continuing to explore various financing alternatives, but to date has been unsuccessful in arranging a financing, and there can be no assurances that the Company will be successful in completing such a financing in the future.

     Inflation and Currency Matters -

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies.

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the year ended December 31, 1996, the general inflation rate in China was in excess of 10% on an annualized basis. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The recent Asian financial crisis has resulted in a general reduction in domestic production and sales, and a general tightening of credit, throughout China. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     A substantial portion of the Company's revenues are denominated in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then.

     The continuing negative impact of the Asian financial crisis on the Company's operations, with respect to both Chinese domestic sales and export sales, could have a material adverse effect on the Company's results of operations, financial condition and cash flows. Should the central government of China decide to devalue the Chinese currency, the Company believes that such an action would have a positive impact on operations by stimulating export sales, which are denominated in USD. As of June 30, 1998, the Company's only USD-denominated debt, which would be more expensive to repay in the event of a devaluation, are the capital lease obligations of RMB 9,901,000 and the MTE loan of RMB 33,280,000. However, MTE is the Company's parent, owning approximately 80% of the Company's outstanding common stock, and the loan is not currently scheduled for repayment.

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

     (b)  Reports on Form 8-K - Three Months Ended June 30,
          1998:  None

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



                                        FREMONT CORPORATION
                                        -------------------
                                            (Registrant)



Date:  August 12, 1998             By:  /s/ WINSTON WU
                                        ----------------------------
                                        Winston Wu (Wu Fa Pei)
                                        President
                                         (Duly Authorized Officer)



Date:  August 12, 1998             By:  /s/ EDWARD DING
                                        ----------------------------
                                        Edward Ding (Ding Yuehua)
                                        Vice President and Chief
                                         Financial Officer
                                         (Principal Financial
                                          Officer)