Form 10QSB
period 1998-09-30
FREMONT CORP
filed 1998-11-16
CIK 38981

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

          [X]  Quarterly Report under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 1998, the issuer had 5,861,639 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                         FREMONT CORPORATION AND SUBSIDIARIES

                                        INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited) -
                December 31, 1997 and September 30, 1998

              Consolidated Statements of Operations (Unaudited) -
                Three Months and Nine Months Ended
                September 30, 1997 and 1998

              Consolidated Statements of Cash Flows (Unaudited) -
                Nine Months Ended September 30, 1997 and 1998

              Notes to Consolidated Financial Statements
                (Unaudited) - Nine Months Ended
                September 30, 1997 and 1998

     Item 2.  Management's Discussion and Analysis or
                Plan of Operation


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                         FREMONT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               (Amounts in thousands,
                     except number of shares and per share data)


                           December 31, 1997  September 30, 1998
                           -----------------  ------------------
                             RMB       USD       RMB      USD
                           -------    ------   -------   ------

ASSETS

Current assets:
  Cash and cash
   equivalents               5,016       604     2,102      253
  Accounts receivable,
   net (Note 1)             72,600     8,747    79,638    9,595
  Inventories (Note 2)      64,117     7,725    66,722    8,039
  Due from (payable to)
   SCH (Note 3)              8,338     1,005    (2,465)    (297)
  Due from Easy Keen
   (Note 3)                 17,370     2,093    16,191    1,950
  Prepayments and
   other current assets     21,017     2,532    22,574    2,720
                           -------    ------   -------   ------
    Total current assets   188,458    22,706   184,762   22,260
                           -------    ------   -------   ------

Property, plant and
 equipment                 163,826    19,737   166,605   20,073
Less accumulated
 depreciation              (31,291)   (3,770)  (37,840)  (4,559)
                           -------    ------   -------   ------
                           132,535    15,967   128,765   15,514
                           -------    ------   -------   ------
Rental deposit to SCH       22,800     2,747    20,700    2,494
Goodwill, net               35,811     4,315    35,076    4,226
Other long-term assets       6,631       799     6,535      788
                           -------    ------   -------   ------
    Total assets           386,235    46,534   375,838   45,282
                           =======    ======   =======   ======


                                     (continued)

                         FREMONT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)
                               (Amounts in thousands,
                     except number of shares and per share data)


                           December 31, 1997  September 30, 1998
                           -----------------  ------------------
                             RMB       USD       RMB      USD
                           -------    ------   -------   ------

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings     75,041     9,041    73,752    8,886
  Accounts payable          32,662     3,935    35,125    4,232
  Accrued expenses and
   other liabilities        49,312     5,941    65,062    7,839
  Taxes payable             12,839     1,547    13,772    1,659
  Finance lease
   obligations, current
   portion                   8,246       994     8,246      993
                           -------    ------   -------   ------
    Total current
     liabilities           178,100    21,458   195,957   23,609

Finance lease
 obligations,
 non-current portion         2,363       284     1,655      199
Long-term bank loans         6,100       735     6,600      795
Loan from MTE (Note 3)      33,280     4,010    33,280    4,010
Other long-term payables     3,350       403     3,585      432
                           -------    ------   -------   ------
    Total liabilities      223,193    26,890   241,077   29,045
                           -------    ------   -------   ------

Minority interests          11,103     1,338    12,273    1,479
                           -------    ------   -------   ------


                                     (continued)

                         FREMONT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED) (continued)
                               (Amounts in thousands,
                     except number of shares and per share data)


                           December 31, 1997   September 30, 1998
                           -----------------   ------------------
                             RMB       USD        RMB      USD
                           -------    ------    -------   ------

LIABILITIES AND
SHAREHOLDERS' EQUITY

Shareholders' equity
 (Note 4):
 Common stock, par value
  US$ .001 per share;
  authorized -
  100,000,000 shares;
  issued and
  outstanding -
  5,861,639 shares at
  December 31, 1997 and
  September 30, 1998            49         6        49        6
 Additional paid-in
  capital                  118,134    14,233   118,146   14,235
 Dedicated capital          11,785     1,420    11,785    1,420
 Retained earnings
  (deficit)                 21,971     2,647    (7,492)    (903)
                           -------    ------   -------   ------
    Total shareholders'
     equity                151,939    18,306   122,488   14,758
                           -------    ------   -------   ------
    Total liabilities
     and shareholders'
     equity                386,235    46,534   375,838   45,282
                           =======    ======   =======   ======


             See accompanying notes to consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (Amounts in thousands,
                     except number of shares and per share data)


                                Three Months Ended September 30,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------

Sales
 - to related companies            2,734       4,700         566
 - to others                      46,451      24,032       2,896
                                  ------      ------       -----
                                  49,185      28,732       3,462
                                  ------      ------       -----
Cost of goods sold
 - purchases from related
    companies                      2,380       3,900         470
 - others                         35,446      20,942       2,523
                                  ------      ------       -----
                                  37,826      24,842       2,993
                                  ------      ------       -----
Gross profit                      11,359       3,890         469
Selling, general and
  administrative expenses          5,706       4,200         506
Less:  Shared by SCH                (329)       (291)        (35)
Provision for bad debts
  (Note 1)                                    27,070       3,262
Interest expense, net              6,091       2,553         308
Interest income from SCH
  (Note 3)                        (2,500)
Other income, net                   (430)       (106)        (13)
                                  ------      ------       -----
  Income (loss) before
    income taxes                   2,821     (29,536)     (3,559)
Benefit from income taxes            304         523          63
                                  ------      ------       -----
  Income (loss) before
    minority interests             3,125     (29,013)     (3,496)
Minority interests                   (93)       (891)       (107)
                                  ------      ------       -----
  Net income (loss)                3,032     (29,904)     (3,603)
                                  ======      ======       =====
Net income (loss) per
  common share (Note 5):
  -Basic                             .52       (5.10)       (.61)
                                  ======      ======       =====
  -Diluted                           .51       (5.10)       (.61)
                                  ======      ======       =====


             See accompanying notes to consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (Amounts in thousands,
                     except number of shares and per share data)


                                Nine Months Ended September 30,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------

Sales
 - to related companies           15,681      13,675       1,648
 - to others                     124,697      82,938       9,992
                                 -------      ------      ------
                                 140,378      96,613      11,640
                                 -------      ------      ------
Cost of goods sold
 - purchases from related
    companies                      9,523      12,093       1,457
 - others                         99,100      64,233       7,739
                                 -------      ------      ------
                                 108,623      76,326       9,196
                                 -------      ------      ------
Gross profit                      31,755      20,287       2,444
Selling, general and
  administrative expenses         15,152      16,156       1,946
Less:  Shared by SCH              (2,606)     (3,853)       (464)
Provision for bad debts
  (Note 1)                                    29,070       3,502
Interest expense, net             11,365       7,260         875
Interest income from SCH
  (Note 3)                        (2,500)
Other (income) expense, net           22         (53)         (6)
                                 -------      ------      ------
Income (loss) before
    income taxes                  10,322     (28,293)     (3,409)
Provision for income taxes          (871)
                                 -------      ------      ------
  Income (loss) before
    minority interests             9,451     (28,293)     (3,409)
Minority interests                   882      (1,170)       (141)
                                 -------      ------      ------
  Net income (loss)               10,333     (29,463)     (3,550)
                                 =======      ======      ======
Net income (loss) per
  common share (Note 5):
  -Basic                            1.77       (5.03)       (.61)
                                 =======      ======      ======
  -Diluted                          1.75       (5.03)       (.61)
                                 =======      ======      ======


             See accompanying notes to consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (Amounts in thousands)


                                Nine Months Ended September 30,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------

Cash flows from operating
 activities:
 Net income (loss)                10,333     (29,463)     (3,550)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
    Depreciation                   7,727       6,549         789
    Amortization                   1,099       1,101         133
    Minority interests              (882)      1,170         141
    Provision for bad debts                   29,070       3,502
    Rental expense offset
     against rental deposit
     to SCH                        2,100       2,100         253
    Fair value of warrant
     issued as compensation                       12           1
    Changes in operating
     assets and liabilities:
     (Increase) decrease in -
      Accounts receivable        (27,463)    (36,108)     (4,350)
      Inventories                 16,131      (2,605)       (314)
      Due from (payable to)
       SCH                        (4,300)     10,803       1,302
      Due from Easy Keen           5,743       1,179         142
      Prepayments and other
       current assets            (15,500)     (1,557)       (188)
      Other long-term assets        (835)       (270)        (32)
     Increase (decrease) in -
      Accounts payable            (8,801)      2,463         297
      Accrued expenses and
       other liabilities              27      15,750       1,898
      Taxes payable                5,010         933         112
      Other long-term
       payables                        2         235          28
                                  ------      ------      ------
       Net cash provided by
        (used in) operating
        activities                (9,609)      1,362         164
                                  ------      ------      ------


                                     (continued)

                         FREMONT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
                                (Amounts in thousands)


                                Nine Months Ended September 30,
                               ---------------------------------
                                 1997              1998
                               ---------   ---------------------
                                  RMB         RMB         USD
                               ---------   ---------   ---------

Cash flows from investing
 activities:
  Additions to property,
   plant and equipment            (2,244)     (2,779)       (335)
                                  ------      ------      ------
       Net cash used in
        investing activities      (2,244)     (2,779)       (335)
                                  ------      ------      ------

Cash flows from financing
 activities:
  Net proceeds from
   (repayments of)
   short-term borrowings          18,307      (1,289)       (155)
  Net proceeds from
   long-term bank loans                          500          60
  Payments of finance
   lease obligations              (7,540)       (708)        (85)
  Exercise of warrants,
   net of costs                      896
                                  ------      ------      ------
      Net cash provided by
       (used in) financing
       activities                 11,663      (1,497)       (180)
                                  ------      ------      ------

Cash and cash equivalents:
  Net decrease                      (190)     (2,914)       (351)
  At beginning of period           4,806       5,016         604
                                  ------      ------      ------
  At end of period                 4,616       2,102         253
                                  ======      ======      ======


             See accompanying notes to consolidated financial statements.

                         FREMONT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998


1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Fremont Corporation, a Delaware corporation (the "Company"), was incorporated in the State of Utah on April 22, 1955, as Fremont Uranium Corporation. As of July 1, 1993, the Company reincorporated in the State of Delaware and changed its name to Fremont Corporation.

BUSINESS - From 1989 through April 28, 1995, the Company was engaged in acquiring interests in oil and natural gas properties and in seeking potential acquisition or merger opportunities. The Company entered into a Share Exchange Agreement dated as of March 23, 1995, and as amended on March 30, 1995, with Million Treasure Enterprises Limited ("MTE") and Winfill Holdings International Limited ("Winfill"), both of which are British Virgin Islands corporations. Pursuant to the Share Exchange Agreement, on April 28, 1995, the Company acquired from MTE 41,000 shares of common stock of Winfill, representing all of the issued and outstanding capital stock of Winfill, in exchange for the issuance of 4,760,000 shares of the Company's common stock, together with a warrant which allows MTE and/or its designee to receive up to 2,000,000 shares of Class B common stock in exchange for an equivalent number of shares of common stock. The terms of the Class B common stock are identical to that of the common stock (which will be designated Class A common stock) except that the holder thereof will be entitled to three votes per share. The warrant can be exercised after the Company's Certificate of Incorporation is amended to authorize the Class B common stock.

Immediately prior to this transaction, after a 1-for-100 reverse stock split effective April 28, 1995, the Company had a total of 842,639 shares of common stock issued and outstanding, including 770,000 shares issued to certain consultants in conjunction with the reverse acquisition which were valued at RMB 6,405,000 and charged to operations. The 4,760,000 shares of common stock represented approximately 85% of the outstanding shares of common stock of the Company, after the 1-for-100 reverse stock split and the issuance of the shares as set forth in the Share Exchange Agreement. All common share, common share equivalent and per share amounts in the accompanying consolidated financial statements have been restated to reflect this reverse stock split.

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

The 31% minority interest in SCB is owned by a company whose president is a director of the Company. The director is also a shareholder of Hong Kong Easy Keen Industries Ltd. ("Easy Keen") and of MTE, the controlling shareholder of the Company. The Company has historically conducted a substantial portion of its sales and purchases through related parties (SCH and Easy Keen), and has additional significant continuing transactions with such related parties. Sales to related companies are for both domestic and export purposes.

A substantial portion of the Company's sales are made to a small number of customers on a open account basis and generally no collateral is required. These customers generally account for a substantial portion of total accounts receivable.

BASIS OF PRESENTATION - For accounting purposes, the acquisition of Winfill by the Company has been treated as a recapitalization of Winfill with Winfill as the acquiror (reverse acquisition). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Translation of amounts from RMB into USD for the convenience of the reader has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 1998 of US$1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

COMMENTS - The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1998, the results of operations for the three months and nine months ended September 30, 1997 and 1998, and the changes in cash flows for the nine months ended September 30, 1997 and 1998. Except as described below, these adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

During the three months and nine months ended September 30, 1998, the Company recorded a provision for bad debts of RMB 27,070,000 and RMB 29,070,000, respectively, primarily as a result of the bankruptcy of a major United States-based customer during September 1998.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

Certain prior period amounts have been reclassified to conform with the current year presentation.

2.  INVENTORIES

Inventories consisted of the following at December 31, 1997 and September 30, 1998:


                     December 31, 1997      September 30, 1998
                   ---------------------   ---------------------
                      RMB         USD         RMB         USD
                   ----------  ---------   ----------  ---------
Raw materials      33,498,000  4,036,000   31,883,000  3,841,000
Work-in-progress    7,330,000    883,000   10,558,000  1,272,000
Finished goods     23,289,000  2,806,000   24,281,000  2,926,000
                   ----------  ---------   ----------  ---------
                   64,117,000  7,725,000   66,722,000  8,039,000
                   ==========  =========   ==========  =========


3.  RELATED PARTY TRANSACTIONS

LOAN FROM MTE - The unsecured loan of RMB 33,280,000 from MTE, the parent company, is denominated in USD, bears no interest, and has no fixed repayment terms.

EASY KEEN - As of December 31, 1997 and September 30, 1998, RMB 17,370,000 and RMB 16,191,000, respectively, was due from Easy Keen. A director of the Company is also a shareholder of Easy Keen and MTE. SCBW and Easy Keen have agreed to settle the net amount due SCBW by Easy Keen supplying raw materials of the same value during 1998, or otherwise by payment in cash.

SCH - During the three months ended September 30, 1997, SCBW and SCH agreed that SCH would pay interest on its average outstanding balance due SCBW during 1997 at a standard bank reference rate in

China. SCBW did not recognize any interest income from SCH during the six months ended June 30, 1997. Accordingly, the Company recorded interest income from SCH of RMB 2,500,000 during the three months and nine months ended September 30, 1997, and included such amount in the amount due from SCH.

During the nine months ended September 30, 1998, SCH made payments to the Company in excess of amounts owed, resulting in a net payable of RMB 2,465,000 at September 30, 1998, as compared to a net receivable of RMB 8,338,000 at December 31, 1997.

4.  SHAREHOLDERS' EQUITY

Pursuant to consulting service agreements dated August 1, 1997 and subsequent amendments, the Company engaged two consultants to provide corporate and financial consulting services for a period of three years commencing January 1, 1998. As consideration for their services, the Company agreed to issue to the consultants a total of 120,000 shares of common stock in 1998. As of September 30, 1998, the shares of common stock had not been issued.

Pursuant to an agreement dated August 21, 1998, the Company engaged a consultant to provide marketing and public relations services through February 28, 1999. In conjunction with this agreement, the Company issued a stock purchase warrant for 20,000 shares of common stock exercisable at $2.50 per share, vesting at the rate of one-sixth per month from September 1998 through February 1999, and expiring on August 21, 2001. The Company agreed to register the warrant at the end of the six month period.

The Company accounts for warrants granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under SFAS 123, the fair value of warrants is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. The fair value of the warrant of $8,400 is being amortized over the period from September 1998 through February 1999, and accordingly, the Company recorded non-cash compensation expense related to such warrant of $1,400 during the three months ended September 30, 1998.

5.  NET INCOME (LOSS) PER COMMON SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effects of options and convertible securities, if any, and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed assuming the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under stock options, stock purchase warrants and debt instruments. In accordance with SFAS No. 128, all prior periods presented have been restated to conform to the new presentation.

At September 30, 1998, potentially dilutive securities representing 76,000 shares of common stock were outstanding, consisting of a warrant to purchase 56,000 shares of common stock at US$2.50 per share exercisable through May 31, 2000, and a warrant to purchase 20,000 shares of common stock at US$1.50 per share exercisable through August 21, 2001 (see Note 4).

The following tables present the components of basic and diluted earnings
(loss) per share for the three months and nine months ended September 30, 1997 and 1998:


                             Three Months Ended September 30,
                            ----------------------------------
                                    1997              1998
                            ---------   ----------------------
                               RMB         RMB          USD
                            ---------   ---------    ---------
Basic Earnings (Loss)
Per Share Computation
---------------------

Net income (loss) - as
  reported                  3,032,000  (29,904,000) (3,603,000)
                            =========   ==========   =========

Weighted average number
  of shares of common
  stock outstanding         5,861,639    5,861,639   5,861,639
                            =========    =========   =========

Net income (loss) per
  common share - Basic            .52        (5.10)       (.61)
                            =========    =========   =========


Diluted Earnings (Loss)
Per Share Computation
-----------------------

Net income (loss) - as
  reported                  3,032,000  (29,904,000) (3,603,000)
                            =========   ==========   =========

Weighted average number
  of shares of common
  stock outstanding         5,861,639    5,861,639   5,861,639

Net shares of common
  stock issuable upon
  exercise of warrants         77,036        -- (1)      -- (1)
                            ---------    ---------   ---------
Weighted average number
  of shares of common
  stock and common
  stock equivalents
  outstanding               5,938,675    5,861,639   5,861,639
                            =========    =========   =========

Net income (loss) per
  common share - Diluted          .51        (5.10)       (.61)
                            =========    =========   =========

(1) Not calculated, as effect would be anti-dilutive.


                              Nine Months Ended September 30,
                            ----------------------------------
                                     1997              1998
                            ---------   ----------------------
                               RMB         RMB          USD
                            ---------   ---------    ---------
Basic Earnings (Loss)
Per Share Computation
---------------------

Net income (loss) - as
  reported                 10,333,000  (29,463,000) (3,550,000)
                           ==========   ==========   =========

Weighted average number
  of shares of common
  stock outstanding         5,839,417    5,861,639   5,861,639
                            =========    =========   =========

Net income (loss) per
  common share - Basic           1.77        (5.03)       (.61)
                            =========    =========   =========


Diluted Earnings (Loss)
Per Share Computation
-----------------------

Net income (loss) - as
  reported                 10,333,000  (29,463,000) (3,550,000)
                           ==========   ==========   =========

Weighted average number
  of shares of common
  stock outstanding         5,839,417    5,861,639   5,861,639

Net shares of common
  stock issuable upon
  exercise of warrants         73,401        -- (1)      -- (1)
                            ---------    ---------   ---------
Weighted average number
  of shares of common
  stock and common
  stock equivalents
  outstanding               5,912,818    5,861,639   5,861,639
                            =========    =========   =========

Net income (loss) per
  common share - Diluted         1.75        (5.03)       (.61)
                            =========    =========   =========

(1) Not calculated, as effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, the availability of short-term bank borrowings to fund operations and capital expenditures, the repayment of loans, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Recent Development:

     As a result of the Company's common stock having failed to maintain a closing bid price greater than or equal to $1.00 per share, The Nasdaq Stock Market, Inc. notified the Company that its common stock was subject to delisting from The Nasdaq SmallCap Market, effective October 8, 1998. The Company is evaluating its alternatives, and has filed an appeal of the delisting action, however, there can be no assurances that the Company will be successful in preventing its common stock from being delisted. If the Company's common stock is delisted from The Nasdaq SmallCap Market, the Company expects that its common stock will subsequently be traded on the OTC Electronic Bulletin Board.

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

     The Company has historically conducted a substantial portion of its sales and purchases through related parties, and has additional significant continuing transactions with such related parties. Sales to related companies are for both domestic and export purposes.

     A substantial portion of the Company's sales are made to a small number of customers on a open account basis and generally no collateral is required. These customers generally account for a substantial portion of total accounts receivable.

Consolidated Results of Operations - Three Months and Nine Months Ended September 30, 1997 and 1998:

Sales:

     Sales for the three months ended September 30, 1998 were RMB 28,732,000, as compared to RMB 49,185,000 for the three months ended September 30, 1997, a decrease of RMB 20,453,000 or 41.6%. Sales to related companies for the three months ended September 30, 1998 were RMB 4,700,000 or 16.4% of sales, as compared to RMB 2,734,000 or 5.6% of sales for the three months ended September 30, 1997, an increase of RMB 1,966,000 or 71.9%. Sales to unrelated companies for the three months ended September 30, 1998 were RMB 24,032,000 or 83.6% of sales, as compared to RMB 46,451,000 or 94.4% of sales for the three months ended September 30, 1997, a decrease of RMB 22,419,000 or 48.3%.

     Sales for the nine months ended September 30, 1998 were RMB 96,613,000, as compared to RMB 140,378,000 for the nine months ended September 30, 1997, a decrease of RMB 43,765,000 or 31.2%. Sales to related companies for the nine months ended September 30, 1998 were RMB 13,675,000 or 14.2% of sales, as compared to RMB 15,681,000 or 11.2% of sales for the nine months ended September 30, 1997, a decrease of RMB 2,006,000 or 12.8%. Sales to unrelated companies for the nine months ended September 30, 1998 were RMB 82,938,000 or 85.8% of sales, as compared to RMB 124,697,000 or 88.8% of sales for the nine months ended September 30, 1997, a decrease of RMB 41,759,000 or 29.7%.

     For the three months ended September 30, 1998, PRC domestic sales were RMB 9,459,000 or 32.9% of sales, and export sales were RMB 19,273,000 or 67.1% of sales. For the three months ended September 30, 1997, PRC domestic sales were RMB 7,511,000 or 15.3% of sales, and export sales were RMB 41,674,000 or 84.7% of sales. For the three months ended September 30, 1998, sales of bicycles and bicycle parts were RMB 26,558,000 or 92.4% of sales, and sales of exercise equipment were RMB 2,174,000 or 7.6% of sales. For the three months ended September 30, 1997, sales of bicycles and bicycles parts were RMB 29,038,000 or 59.0% of sales, and sales of exercise equipment were RMB 20,147,000 or 41.0% of sales.

     For the nine months ended September 30, 1998, PRC domestic sales were RMB 41,152,000 or 42.6% of sales, and export sales were RMB 55,461,000 or 57.4% of sales. For the nine months ended September 30, 1997, PRC domestic sales were RMB 30,856,000 or 22.0% of sales, and export sales were RMB 109,522,000 or 78.0% of sales. For the nine months ended September 30, 1998, sales of bicycles and bicycle parts were RMB 73,836,000 or 76.4% of sales, and sales of exercise equipment were RMB 22,777,000 or 23.6% of sales. For the nine months ended September 30, 1997, sales of bicycles and bicycles parts were RMB 83,861,000 or 59.7% of sales, and sales of exercise equipment were RMB 56,517,000 or 40.3% of sales.

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

     The decrease in sales in 1998 as compared to 1997 was primarily attributable to the following factors:

ASIAN FINANCIAL CRISIS - During late 1997, the Company began to suffer from the effects of the Asian financial crisis. Although China was not directly affected by the turmoil in South Korea and other Asian countries, the devaluation of currencies in those countries had the effect of undermining the competitiveness of China's basic steel, petrochemical and textile industries, and reducing one of the Company's main competitive advantages, its low labor cost. Manufacturers in Taiwan, which represent the Company's primarily competition, have reduced their prices over the last several months, thus decreasing demand for the Company's products and increasing pressure on the Company's revenues and gross margin. Industrial production in China has decreased by one-third and retail sales have dropped by half in 1998 as compared to 1997. Export sales, which are a critical part of the Chinese economy, have been negatively impacted by these factors, and have been exacerbated by the central government of China's policy of maintaining a strong currency and refusing to devalue its currency. The significant reduction in the Company's export sales reflects this trend. In addition, as a result of the turmoil and uncertainty in the Chinese economy, short-term bank credit has been restricted by the central government of China.

WORKING CAPITAL REQUIREMENTS - The completion of the new production facility at the end of 1995 substantially increased the Company's production capacity. However, the Company's ability to increase production is dependent on adequate working capital. The Company has not been successful in completing a substantial long-term debt or equity financing to provide the working capital necessary to support increased production levels at the new facility. The Company's ability to utilize short-term bank debt to support its operations has been impaired as a result of the Asian financial crisis, as short-term bank debt is now subject to restrictions imposed by the central government of China. As a result, during the latter part of 1997, the Company began to experience a shortage of working capital, which has caused the Company to decline orders that under normal conditions it would have accepted. In addition, the Company's normal production cycle and its ability to provide timely shipments to customers was negatively impacted. As a result of this working capital shortage, the Company has instituted a change in the way it acquires certain out-sourced parts. The Company has arranged for certain customers to purchase, pay for and deliver specific parts, such as bicycle pedals and derailleurs, to the Company's production facility that in the past the Company would have purchased directly from the manufacturer. Sales of approximately RMB 7,782,000 and RMB 33,290,000 during the three months and nine months ended September 30, 1998, respectively, were recorded under this new policy. This policy allows the Company to maintain a higher level of unit sales than it could otherwise maintain under the current operating conditions. In addition, in order to remain competitive, during 1998 the Company began to grant extended credit terms to certain export accounts, which has also negatively impacted the Company's operating cash flow. Accordingly, the Company expects that it will continue to experience working capital shortages during the remainder of 1998 and 1999, which could continue to have a material adverse effect on results of operations.

DOMESTIC SALES OF PARTS - The Company is a major supplier of parts to other Chinese bicycle manufacturers which are significant exporters of finished bicycles to the United States. The domestic sales of parts decreased in 1998 as compared to 1997 as a result of the Asian financial crisis, which had the effect of reducing the export of finished bicycles from China to the United States.

BANKRUPTCY OF MAJOR CUSTOMER - The Company's export sales of exercise equipment decreased by RMB 17,973,000 or 89.3% during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, as a result of the bankruptcy of a major United States-based customer of the Company, which accounted for a substantial portion of the Company's exercise equipment sales. The Company had also manufactured a bicycle with an automatic transmission for this customer. This customer had accounted for approximately RMB 53,465,000 or 31% of the Company's sales for the year ended December 31, 1997. As a result of the bankruptcy filing, the Company recorded a provision for bad debts with respect to this customer of RMB 24,070,000 during the three months and nine months ended September 30, 1998. The Company anticipates that its sales of exercise equipment, as well as sales of the bicycle with an automatic transmission, will be negatively impacted during the remainder of 1998 and during 1999 as a result of the bankruptcy of this customer.

     As a result of the foregoing factors, the Company expects that its operations will continue to be adversely affected during the remainder of 1998 and during 1999.

Gross Profit:

     Gross profit for the three months ended September 30, 1998 was RMB 3,890,000 or 13.5% of sales, as compared to RMB 11,359,000 or 23.1% of sales for the three months ended September 30, 1997. Gross profit for the nine months ended September 30, 1998 was RMB 20,287,000 or 21.0% of sales, as compared to RMB 31,755,000 or 22.6% of sales for the nine months ended September 30, 1997.

     The decrease in gross profit as a percentage of sales in 1998 as compared to 1997 was a result of the substantial decrease in sales, resulting in less efficient utilization of fixed manufacturing costs. Also contributing to the decrease in gross profit was the significant reduction in sales of exercise equipment, as well as bicycles with the automatic transmission, both of which have higher margins than standard bicycles, as a result of the bankruptcy of the customer described above.

Selling, General and Administrative Expenses:

     Selling, general and administrative expenses for the three months ended September 30, 1998 decreased by RMB 1,468,000 or 27.3%, to RMB 3,909,000 or 13.6% of sales, as compared to RMB 5,377,000 or 10.9% of sales for the three months ended September 30, 1997, net of amounts assumed by SCH. Selling, general and administrative expenses for the nine months ended September 30, 1998 decreased by RMB 243,000 or 1.9%, to RMB 12,303,000 or 12.5% of sales, as compared to RMB 12,546,000 or 8.9% of sales for the nine months ended September 30, 1997, net of amounts assumed by SCH. During the three months and nine months ended September 30, 1998, the Company recorded a provision for bad debts of RMB 27,070,000 and RMB 29,070,000, respectively. Of such amounts, RMB 24,070,000 was specifically related to the bankruptcy of the customer described above. No provision for bad debts was recorded during the three months and nine months ended September 30, 1997.

     Selling, general and administrative expenses decreased on an absolute basis in 1998 as compared to 1997 as a result of the decrease in sales, which caused a decrease in certain sales-related expenses, as well as a reduction in the number of employees in response to declining sales. General and administrative expenses increased as a percentage of sales in 1998 as compared to 1997 as a result of lower sales over which to allocate fixed costs.

     Pursuant to a cost-sharing agreement between SCBW and SCH effective January 1, 1995, SCH agreed to bear 40% of certain selling, general and administrative expenses incurred by SCBW, which represents its share of management and selling activities incurred by SCBW on SCH's behalf. For the three months ended September 30, 1998 and 1997, such amounts aggregated approximately RMB 291,000 and RMB 329,000, respectively. For the nine months ended September 30, 1998 and 1997, such amounts aggregated approximately RMB 3,853,000 and RMB 2,606,000, respectively.

Interest Income and Interest Expense:

     Interest expense for the three months ended September 30, 1998 was RMB 2,553,000 or 8.9% of sales, as compared to RMB 6,091,000 or 12.4% of sales for the three months ended September 30, 1997. Interest expense for the nine months ended September 30, 1998 was RMB 7,260,000 or 7.5% of sales, as compared to RMB 11,365,000 or 8.1% of sales for the nine months ended September 30, 1997. Interest expense decreased in 1998 as compared to 1997 as a result of a reduction in short-term borrowings. The reduction in short-term borrowings was accomplished through an agreement between SCBW and SCH pursuant to which SCH assumed SCBW's short-term borrowings of RMB 49,997,000 effective October 1, 1997, as settlement of amounts due SCBW by SCH.

     Interest income for the three months and nine months ended September 30, 1998 was not material. During the three months and nine months ended September 30, 1997, the Company recorded approximately RMB 2,500,000 of interest income on amounts due from SCH primarily for the purchase of goods, which was calculated at a rate of 8.0% per annum. Due to the significant reduction in the balance due from SCH, the Company does not expect interest income from SCH to be material during 1998.

Net Income (Loss):

     For the three months ended September 30, 1998, net loss was (RMB 29,904,000), as compared to net income of RMB 3,032,000 for the three months ended September 30, 1997.

     For the nine months ended September 30, 1998, net loss was (RMB 29,463,000), as compared to net income of RMB 10,333,000 for the nine months ended September 30, 1997.

Consolidated Financial Condition - September 30, 1998:

     Liquidity and Capital Resources -

     For the nine months ended September 30, 1998, the Company's operations provided cash resources of RMB 1,362,000, as compared to utilizing cash resources of RMB 9,609,000 for the nine months ended September 30, 1997. The most significant components of the cash provided by operations in 1998 were the decrease in due from (payable to) SCH of RMB 10,803,000 and the increase in accrued expenses and other liabilities of RMB 15,750,000, which was offset by the increase in accounts receivable of RMB 36,108,000. The significant increase in net accounts receivable between December 31, 1997 and September 30, 1998 was primarily a result of extended credit terms that the Company began to grant to certain export accounts beginning in 1998. As a result of the recent bankruptcy of a significant customer, the Company is reviewing its credit evaluation procedures in order to control its credit risk.

     During the nine months ended September 30, 1998, SCH made payments to the Company in excess of amounts owed, resulting in a net payable of RMB 2,465,000 at September 30, 1998, as compared to a net receivable of RMB 8,338,000 at December 31, 1997.

     Operating cash flow is adversely affected by the long collection cycle that is typical of Chinese companies that have a substantial proportion of their customers in China. Accordingly, to the extent that the Company's business in China increases, the Company expects that its operating cash flow will be negatively impacted.

     The Company had a working capital deficit of (RMB 11,195,000) at September 30, 1998, as compared to working capital of RMB 10,358,000 at December 31, 1997. As a result, the Company's current ratio at September 30, 1998 was .94:1, as compared to 1.06:1 at December 31, 1997. The decrease in working capital was caused primarily by increases in the provision for bad debts and in accrued expenses and other liabilities, and the decrease in due from (payable to) SCH.

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

     During the nine months ended September 30, 1998, short-term borrowings decreased by RMB 1,289,000, and long-term borrowings increased by RMB 500,000. As of September 30, 1998, short-term borrowings were RMB 73,752,000 and long-term borrowings were RMB 6,600,000.

     SCBW is considered by the government of China as an important component of the bicycle production and exporting base of China, and has been designated for continuing financial support by the Zhaoqing Branch of the Bank of China. SCBW has utilized borrowings from the Bank of China to support increases in production and sales, and to finance the expansion of the production facility and to purchase equipment. Pursuant to guidelines issued by the government of China, SCBW increased its short-term borrowings during 1995, 1996 and 1997 from the Bank of China with loans having maturities ranging from one to two months. The working capital loans that the Bank of China has made to SCBW are renewed, and new loans have historically been available, as long as SCBW's production and business operations have continued to meet certain operating and financial criteria. Management believes that the Bank of China will continue to renew SCBW's existing borrowings. However, increases to SCBW's borrowing base, although granted in the past, are now subject to restrictions imposed by the central government of China.

     In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to MTE for USD 5,000,000. MTE assigned USD 1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheets at December 31, 1997 and September 30, 1998, and which became due and payable on June 30, 1998, at which time it became a demand note. The USD 4,000,000 note payable to MTE is unsecured, bears no interest, has no fixed repayment terms, and is expected to remain outstanding for the indefinite future. There have been no payments on this note, which is presented as loan from MTE of RMB 33,280,000 in the consolidated balance sheets at December 31, 1997 and September 30, 1998.

     Additions to property, plant and equipment totalled RMB 2,779,000 during the nine months ended September 30, 1998. SCBW does not expect to make any major capital expenditures during the remainder of 1998, and had no significant capital expenditure commitments outstanding at September 30, 1998.

     As a result of the recent operating losses and the decrease in net working capital, the Company intends to commence a review of the useful life of goodwill and assess whether there has been any permanent diminution in value. The Company is currently unable to predict the results of such review and the potential effect on the Company's results of operations and financial position.


     As of December 31, 1997 and September 30, 1998, RMB 17,370,000 and RMB 16,191,000, respectively, was due from Easy Keen. A director of the Company is also a shareholder of Easy Keen and MTE. SCBW and Easy Keen have agreed to settle the net amount due SCBW by Easy Keen supplying raw materials of the same value during 1998, or otherwise by payment in cash. The Company is reviewing various alternatives in an attempt to resolve this matter by December 31, 1998.

     The Company believes that its operations will be constrained during the remainder of 1998 and during 1999 as a result of reduced sales and operating margins, and the reduction in working capital available to fund operations. As a result, although the Company expects that it will be able to continue to operate, it may have to reject certain purchase orders, reduce operating and employee levels, delay payments to suppliers, and rely on advances from SCH for working capital. However, the inability of the Company to significantly increase sales and maintain acceptable gross margins in 1999 may result in insufficient working capital resources available to fund operations, and accordingly, the Company may have to substantially curtail operating activities.

     In order for the Company to increase sales and fully utilize the expanded production capacity of the new production complex, the Company will require operating capital substantially in excess of that normally available from domestic Chinese sources. The Company has been unsuccessful to date in arranging a substantial long-term debt or equity financing, and there can be no assurances that the Company will be successful in completing such a financing in the future.

     Inflation and Currency Matters -

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The recent Asian financial crisis has resulted in a general reduction in domestic production and sales, and a general tightening of credit, throughout China. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. A substantial portion of the Company's revenues are denominated in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks in China at the prevailing exchange rates quoted by the People's Bank of China.

     The continuing Asian financial crisis has inhibited the growth and general level of activity of the Chinese economy, with respect to both Chinese domestic sales and export sales, which has had a negative impact on the Company's results of operations, financial condition and cash flows. In addition, as a result of the Asian financial crisis, China recently tightened foreign exchange controls. However, the Company does not expect that the recently tightened foreign exchange controls will affect the Company's ability to fund its activities outside of China.

     Although the central government of China has recently indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company believes that such an action would have a positive impact on operations by stimulating export sales, which are denominated in USD. As of September 30, 1998, the Company's only USD-denominated debt, which would be more expensive to repay in the event of a devaluation, are the capital lease obligations of RMB 9,901,000 and the MTE loan of RMB 33,280,000. However, MTE is the Company's parent, owning approximately 80% of the Company's outstanding common stock, and the loan is not currently scheduled for repayment.

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

     The Company does not rely on computers with respect to most aspects of its operations. Accordingly, based on a recent internal assessment, the Company does not believe that the cost to modify its existing software and/or convert to new software will be significant.

                   PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         27   Financial Data Schedule (electronic filing only)

    (b)  Reports on Form 8-K -

         Three Months Ended September 30, 1998:  None.

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



                                        FREMONT CORPORATION
                                        -------------------
                                            (Registrant)



Date:  November 11, 1998           By:  /s/ WINSTON WU
                                        -------------------------
                                        Winston Wu (Wu Fa Pei)
                                        President
                                        (Duly authorized officer)



Date:  November 11, 1998           By:  /s/ EDWARD DING
                                        -------------------------
                                        Edward Ding (Ding Yuehua)
                                        Vice President and Chief
                                         Financial Officer
                                        (Principal financial
                                         officer)