Form 10QSB
period 2003-09-30
WIRELESS FRONTIER INTERNET INC
filed 2004-01-27
CIK 38981

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
  -----------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
  -----------------------------------------------------------------------------
                      For Quarter Ended: September 30, 2003

                          Commission File No. 000-08281

                        Wireless Frontier Internet, Inc.
        (Exact name of small business issuer as specified in its charter)
  -----------------------------------------------------------------------------
       Delaware                                          75-2890405
  (State of Incorporation)                     (IRS Employer Identification No.)

                               104 West Callaghan
                           Fort Stockton, Texas 79735
                     (Address of principal executive office)
                                   (Zip code)

                                 (432) 336-0336
                 Issuer's telephone number, including area code
  -----------------------------------------------------------------------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes              No         X
                     ---------                ----------

     As of January 23, 2004, there were issued and outstanding 24,841,730 shares of Common Stock, $.001 par value per share.

             Transitional Small Business Disclosure Format

                        Yes              No         X
                     ---------                ----------

                        Wireless Frontier Internet, Inc.

                                      INDEX
                                      -----

                                                                          PAGE
                                                                         NUMBER
                                                                      ----------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
                  (unaudited)

         Balance sheet as of September 30, 2003                             3

         Statements of operations for the nine and three months
                  ending September 30       , 2003                          4

         Statements of Stockholders' Equity                                 5

         Statements of cash flows                                           6

         Notes to financial statements                                      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               12

Item 3.   Controls and Procedures                                          15

PART II.  OTHER INFORMATION                                                16
          ----------------

SIGNATURES                                                                 17

Pollard-Kelley Auditing Services
Auditors    3250 West Market Street Suite 307, Fairlawn, OH 44333 (330) 864-2265


               Report of Independent Certified Public Accountants




Board of Directors
Wireless Frontier Internet, Inc. and Subsidiaries
Ft Stockton, Texas

We have reviewed the accompanying consolidated balance sheets of Wireless Frontier Internet, Inc. and Subsidiaries as of September 30, 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the three months and nine months then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Wireless Frontier Internet, Inc. and Subsidiaries.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the September 30, 2003 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.


Terance L Kelley
Certified Public Accountant
January 19, 2004
Fairlawn, Ohio

WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
BALANCE SHEET
Septemeber 30, 2003

                                                   ASSETS

                                                                               2003
CURRENT ASSETS                                                             -------------
        Cash ...........................................................   $   215,194
        Accounts receivable ............................................       399,118
        Inventories ....................................................       338,679
        Prepaid expenses ...............................................        94,471
                                                                           ------------
             Total Current Assets ......................................     1,047,462

FIXED ASSETS
        Buildings ......................................................       375,910
        Equipment ......................................................     1,252,423
        Vehicles .......................................................       466,631
                                                                           ------------
                                                                             2,094,964
        Less: Accumulated depreciation .................................      (396,469)
                                                                           ------------
                                                                             1,698,495

OTHER ASSETS
        Goodwill .......................................................     3,892,448
        Covenants not to compete .......................................        10,000
                                                                           ------------
                                                                             3,902,448
        Less: Accumulated amortization .................................      (126,354)
                                                                           ------------
                                                                             3,776,094
        Shareholder receivables ........................................        20,286
                                                                           ------------
                                                                             3,796,380
                                                                           ------------
             Total Assets ..............................................   $ 6,542,337
                                                                           ------------

                                    LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES ...................................................
        Line of credits ................................................   $   230,654
        Current portion of long -  term debt ...........................       299,723
        Accounts payable ...............................................       354,518
        Accrued payroll ................................................        78,043
        Accrued interest ...............................................         6,573
        Accrued taxes ..................................................         4,822
                                                                           ------------

             Total Current Liabilities .................................       974,333

 LONG - TERM DEBT
        Long - term debt ...............................................       697,697

 STOCKHOLDERS' EQUITY
        Common stock 100,000,000 shares authorized .....................        23,478
           23,477,583 shares outstanding, par value
           $0.001 per share
        Additional contributed capital .................................     5,811,319
        Retained deficit ...............................................      (959,730)
        Treasury stock .................................................        (4,760)
                                                                           ------------
                                                                             4,870,307
                                                                           ------------

             Total Liabilities and Stockholders' Equity ................   $ 6,542,337
                                                                           ============

                See accompanying notes and accountant's report.

WIRELESS FRONTIER INTERNET, INC.
STATEMENT OF INCOME
For the Quarter and Nine Months Ended September 30, 2003

                                                                   Nine Months
                                                  Quarter Ended      Ended
                                                  September 30,   September 30,
                                                     2003             2003
                                                 --------------  -------------
REVENUES
        Equipment Sales
             Revenues ........................   $    722,428    $  1,599,618
             Cost of sales ...................        235,352         728,029
                                                 --------------  -------------
                  Gross profit equipment sales        487,076         871,589
        Internet service
             Revenues ........................        272,547       1,205,155
             Cost of sales ...................        179,726         414,363
                                                 --------------  -------------
                  Gross profit internet sales          92,821         790,792

TOTAL GROSS PROFIT ...........................        579,897       1,662,381
                                                 --------------  -------------
GENERAL AND ADMINISTRATIVE
        Advertising and promotion ............         15,639          50,325
        Amortization and depreciation ........        141,383         265,072
        Legal and professional ...............         85,585         144,975
        Auto and travel ......................         85,877         174,060
        Commissions and contract labor .......          3,824          36,255
        Office expenses and supplies .........         48,369         145,170
        Insurance ............................         26,842          62,968
        Interest .............................         13,165          45,562
        Rent .................................         12,400          48,547
        Repairs and maintenance ..............          1,850           7,893
        Salary and wages .....................        543,519       1,136,194
        Taxes ................................         41,464         137,644
        Utilities ............................         49,148          87,619
                                                 --------------  -------------
                                                    1,069,065       2,342,284
                                                 --------------  -------------
LOSS FROM OPERATIONS .........................       (489,168)       (679,903)
        Other income .........................        432,694         483,656
                                                 --------------  -------------
NET INCOME/(LOSS) ............................   $    (56,474)   $   (196,247)
                                                 ==============  =============
        Average shares outstanding ...........     22,547,118      21,029,687
        Earnings/(Loss) per share ............   $       --      $      (0.01)

See accompanying notes and accountant's report.

WIRELESS FRONTIER INTERNET, INC.
CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2003

                                                                           ADDITIONAL
                                          NUMBER OF         COMMON        CONTRIBUTED      RETAINED       TREASURY
                                           SHARES           STOCK           CAPITAL        DEFICIT         SHARES          TOTAL
                                        -----------       ----------      -----------    -----------      ---------    -------------
BALANCE  December 31, 2002               14,850,834         $ 1,000        $ 664,316     $ (220,472)           $ -       $ 444,844

Recapitalize for stock split                      -             485             (485)             -              -               -

  Shares sold                               567,430              57        1,251,479              -              -       1,251,536
  Kolinek acquisition                        28,048               3          168,285              -              -         168,288
  Strategic Abstract acquisition            104,166              10          628,986              -              -         628,996
  Momuntum acquisition                      436,835              44        2,620,966              -              -       2,621,010
  US Mex -West Texas acquisition             55,166               6          381,990              -              -         381,996

Merger with Fremont Corporation           5,861,900           5,862                -       (543,011)        (4,760)       (541,909)
  Recapitalization for increase in par
    value                                         -          14,438          (14,438)             -              -               -
  Debt exchanged for stock in merger        448,204             448          110,220              -              -         110,668
  Services in connection with merger      1,125,000           1,125                -              -              -           1,125

Net Loss for nine months                          -               -                -       (196,247)             -        (196,247)
                                        -----------       ----------      -----------    -----------      ---------    -------------
BALANCE September 30, 2003               23,477,583        $ 23,478       $5,811,319      $(959,730)      $ (4,760)    $ 4,870,307
                                        ===========       ==========      ===========    ===========      =========    =============

                See accompanying notes and accountant's report.

WIRELESS FRONTIER INTERNET, INC.
STATEMENT OF CASH FLOWS
For the Quarter and Nine Months Ended September 30, 2003
                                                             Quarter       Nine Months
                                                              Ended          Ended
                                                            September 30,  September 30,
                                                          -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the three months .................   $   (56,474)   $  (196,247)
        Adjustments to reconcile net earnings to net
          cash provided (used) by operating activities:
            Depreciation ..............................        84,380        176,025
            Amortization ..............................        57,003         89,047
            (Loss) on sale of assets ..................          --           (5,793)
          Changes in Current assets and liabilities:
            Decrease (Increase) in Accounts receivable         44,511       (568,616)
            Decrease (Increase) in Inventories ........      (133,922)      (252,347)
            Decrease (Increase) in Prepaid expenses ...         3,805        (94,471)
            Increase (Decrease) in Accounts payable ...        27,610        249,636
            Increase in Accrued payroll ...............        13,922         36,191
            Increase (Decrease) in Accrued interest ...          --             --
            Increase (Decrease) in Accrued taxes ......       (33,741)       (25,843)
                                                          -------------- --------------
            NET CASH (USED) BY
                  OPERATING ACTIVITIES ................         7,094       (592,418)

CASH FLOWS FROM INVESTING ACTIVITIES
        Increase in Shareholder receivables ...........          --           (4,507)
        Purchase of Fixed assets ......................       (52,207)      (908,940)

            NET CASH PROVIDED (USED) BY
                  INVESTING ACTIVITIES ................       (52,207)      (913,447)
                                                          -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Sale of Common stock ..........................        95,398      1,251,536
        (Payments) Increase in Line of credit - net ...          --          (74,878)
        Increase in Long - term debt ..................        51,000        455,199
        Payments on Long - term debt ..................       (78,324)      (111,841)
                                                          -------------- --------------
            NET CASH USED BY
                  FINANCING ACTIVITIES ................        68,074      1,520,016
                                                          -------------- --------------
NET INCREASE (DECREASE) IN CASH .......................        22,961         14,151
CASH AT BEGINNING OF PERIOD ...........................       192,233        188,990
CASH ACQUIRED FROM MOMENTUM ...........................          --           12,053
                                                          -------------- --------------
CASH AT END OF PERIOD .................................   $   215,194    $   215,194
                                                          ============== ==============

                See accompanying notes and accountant's report.

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

The Company was incorporated under the laws of the state of Texas on July 7, 1998 for the purpose of making equipment sales within the state of Texas and Colorado. On February 8, 2000 the controlling interest in the Company was purchased by the current majority shareholder.

The current majority shareholder, on January 1, 2001 contributed the assets and operations of West-Tex Internet to the Company. At that time the Company also became an Internet Service Provider with about 475 customers in the Fort Stockton, Texas area.

The Company purchased on November 30, 2001 the assets and operations of Overland Network for $200,000. This purchase expanded the Company's Internet Service Provider area to include Alpine, Fort Davis, Marathon and Marfa, Texas areas. The Company also obtained, for $5,000, a three-year covenant not to compete, within a 50-mile radius of the Company's operations including the areas purchased from the seller.

The Company purchased on May 31, 2002 the assets and operations of Brooks Data Consultants, Inc. for $245,000. This purchase expanded the Company's Internet Service Provider area to include Terlingua, Presidio, Sanderson, Sheffield, Comstock, Big Bend National Park and Heath Canyon, Texas areas. The Company also obtained, for $5,000, a five-year covenant not to compete, within a 50-mile radius of the Company's operations including the areas purchased, from the seller.

On January 20, 2003 the Company's Board of Directors declared a 100 to 1 stock split increasing the authorized common shares from 1,000,000 to 100,000,000.

On May 28, 2003 the stockholders of the Company exchanged all the outstanding shares of the Company for 7,453,000 shares of common stock. On the same date the Company's Board of Directors declared a 2 to 1 stock split. These financial statements reflect this split as if it happened at the beginning of the periods reported.

On June 1, 2003, the Company entered into an agreement to purchase all the assets and assume certain liabilities of Momentum Online Computer Services, Inc. for 436,835 shares of common stock valued at $6 per share. This purchase expanded the Company's Internet Service Provider area to the Highway 281 corridor, that extends roughly from south of the Dallas, Fort Worth area to the north of San Antonio.

                        WIRELESS FRONTIER INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Kolinek Internet service for 28,048 shares of common stock valued at $6 per share. This purchase expanded the Company's Internet Service Provider area in the Highway 281 corridor.

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 104,166 shares of common stock valued at $6 per share. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation.

On or about July 1, 2003, the Company acquired all the outstanding shares of US Mex Communications and West Texas Horizons for 55,166 share of the Company's common stock and the assumption of $51,000 in notes payable. The acquired company sells phone cards and provides pay phone services in Southwestern Texas.

On September 30, 2003, the Company entered into an Agreement and Plan of Merger with Fremont Corporation a publicly traded company. Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Fremont, was merged into the Company with the Company being the surviving corporation. The shareholders of the Company exchanged all the outstanding shares of the Company for 16,026,579 shares of the common stock of Fremont in a one for one exchange. As a result of this transaction the Company became a wholly owned subsidiary of Fremont. In addition, Fremont also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited, a British Virgin Islands corporation. Pursuant to this agreement, Million acquired all of Fremont's equity interest in Winfill (a subsidiary of Fremont) for Millions return to Fremont of the 661,654 shares of common stock held by Million, the cancellation of Million's warrant to purchase 2,000,000 shares of common stock and the forgiveness of all sums owed by Fremont to Million. This combination was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Also, in connection with this transaction the Company recognized $426,751 as other income in the third quarter of 2003 as forgiveness of debt.

Today the Company is a Wireless Internet Service Provider in southwest Texas, providing both wireless and dial-up services in addition to the equipment sales.

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the six months for:
                                                                    2003
                                                                    ----
         Interest                                                 $31,273
         Income taxes                                                  -0-

Income taxes

The Company accounts for income taxes under a method, which requires a company to, recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss carryforward at December 31, 2002 is approximately $186,000.

Depreciation and Amortization

The  Company   provides  for   depreciation   of  fixed  assets   utilizing  the
straight-line method to apportion costs over the following estimated lives:

                                                              Years
                  Buildings                                     40
                  Equipment                                      5
                  Vehicles                                       5

The Company provides for amortization of purchased Goodwill, utilizing the straight-line method to apportion costs over a 15 year estimated life.

The Company provides for amortization of the covenants not to compete utilizing the straight-line method to apportion costs over the life of the covenant. Presently the

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Company has two covenants not to compete. One has a three-year life and the other has a five-year life.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE -2 FIXED ASSETS

Fixed assets are summarized by major classifications as follows:

                                                        June 30,
                                                         2003
                                                         ----
         Buildings                                     $375,000
         Equipment                                    1,201,423
         Vehicles                                       466,334
                                                    ------------
                                                      2,042,757
         Less: Accumulated depreciation                (311,791)
                                                     $1,730,966
                                                    ============


Depreciation expense for the six months ended June 30, 2003 was $91,645.

NOTE 3 - GOODWILL AND COVENANTS NOT TO COMPETE

Goodwill and covenants not to compete are summarized by major classifications as follows:

                                                        June 30,
                                                          2003
                                                        -------
         Goodwill                                     $3,510,452
         Covenants not to compete                         10,000
                                                      -----------
                                                       3,520,452
         Less: Accumulated amortization                  (69,351)
                                                      -----------
                                                      $3,451,101

                                                      ===========

                 WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 3 - GOODWILL AND COVENANTS NOT TO COMPETE-CONTINUED

Amortization expense for the six months ended June 30, 2003 was $32,044.

Future amortization expense for the next five years is as follows:

                             2003      $150,394
                             2004       236,558
                             2005       235,030
                             2006       235,030
                             2007       234,447

NOTE 4 - NOTES PAYABLE

On May 15, 2001, the Company entered into a Line of Credit Loan Agreement with a local Bank for $150,000. The loan was renewed for an additional year when it expired on May 15, 2002. The initial interest rate on the loan was 9.5% that varied with the Wall Street Journal Prime Rate. The rate at December 31, 2002 was 6.25%. The loan is secured by all inventories, accounts and general intangibles owned by the Company. Two shareholders and officers of the Company also guarantee the loan. The balance due at September 30, 2003 was $0.

On November 14, 2002, the Company entered into a Line of Credit Agreement with a local bank for $175,000 due March 7, 2003. The loan was renewed on March 7, 2003. The interest rate is 6.75%. The loan is secured by all accounts and other rights to payments, inventories, equipment, instruments and chattel paper, general intangibles, documents, and deposit accounts owned by the Company. The majority shareholder and officer of the Company also guarantee the loan. The balance due at September 30, 2003 was $171,232.

On July 17, 2000, the Company entered into a loan agreement with a local bank for $26,659. The loan calls for 30 monthly payments of $1,014 including interest at 10.5%. The note is secured by the equipment purchased and a bank account of the Company. The majority shareholder and officer of the Company also guarantee the note. The note was paid in full in January 2003, according to the terms.

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed a Line of Credit Agreement dated November 11, 2002 with a local bank for $75,000 payable on demand and if no demand is made, then on November 22, 2003. The interest rate is 9%. The loan is secured by all monies the Company has on deposit with the bank. The note is guaranteed by the former shareholder of Momentum, who is also an Officer

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 4 - NOTES PAYABLE-CONTINUED

of the Company. At September 30, 2003 the balance outstanding under this agreement was $59,422.

On June 15, 2001, the Company entered into a loan agreement with Fort Stockton Development Corporation for $50,000. The interest rate is 3% and is due in full on June 15, 2004. The loan will be forgiven in proportion to the number of full time jobs created at a ratio of $2,000 per full time job. Furniture, fixtures and equipment secure the note. To date the Company has added over 20 full time jobs under this agreement. In the second quarter of 2003 the Company met the requirements for complete forgiveness of this loan. Accordingly the balance outstanding was written off to other income during the quarter.

On June 29, 2001, the Company entered into a loan agreement with a local bank for $27,000. The initial interest rate on the loan was 9% that varied with the Wall Street Journal Prime Rate. The rate at December 31, 2002 was 6.25%. The loan calls for 60 monthly payments of $563 including interest. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The balance due at September 30, 2003 was $15,915.

On September 4, 2001, the Company entered into a loan agreement with a local bank for $40,000. The interest rate is 8%. The loan calls for 60 monthly payments of $813 including interest. The vehicle purchased secures the loan. This loan was paid off during the second quarter, in connection with its assumption in a vehicle purchase, by one of the Company's employees.

On April 15, 2002, the Company entered into a loan agreement with a local bank for $16,350. The loan calls for monthly payments of $621 including interest. The initial interest was 6.75%, which varies with the Wall Street Journal Prime Rate. The rate at December 31, 2002 was 6.25%. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The balance due at June 30, 2003 was $9,474.

On May 30, 2002, the Company entered into a loan agreement with a local bank for $469,073. The loan calls for 24 monthly payments of $7,000, followed by 47 monthly payments of $8,500 and 1 payment of $11,603. All payments include interest at 6.75%, which varies with the Wall Street Journal Prime Rate. The interest rate at December 31, 2002 was 6.25%. The loan is secured by all equipment, accounts receivable, and inventories whether now owned or hereafter acquired, wherever located. Certain

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 4 - NOTES PAYABLE-CONTINUED

shareholders and officers of the Company also guarantee the loan. The balance due at September 30, 2003 was $392,955.

On January 8, 2003, the Company entered into a loan agreement with a local bank for $14,500. The loan calls for 30 monthly payments of $532 including interest. The initial interest was 7.5%, which varies with Wall Street Journal Prime Rate. The loan is secured by the vehicle purchased. Certain shareholders and officers of the Company also guarantee the loan. The balance at September 30, 2003 was $9,961.

On April 15, 2003, the Company entered into a loan agreement with a local bank for $88,340. The loan calls for 60 monthly payments of $1,566 plus interest. The initial interest was 6.75%, which varies with the Wall Street Journal Prime Rate. The loan is secured by the installation vehicles purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at September 30, 2003 was $83,964.

On April 15, 2003, the Company entered into a loan agreement with a Finance Company for $28,394. The loan calls for 60 monthly payments of $473 including 0% interest. The loan is secured by the vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at September 30, 2003 was $24,668.

On April 21, 2003, the Company entered into a loan agreement with a local Credit Union for $35,402. The loan calls for 70 monthly payments of $504 plus interest at 6.75%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at September 30, 2003 was $32,089.

On April 21, 2003, the Company entered into a loan agreement with a bank for $38,710. The loan calls for 60 monthly payments of $645 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at September 30, 2003 was $35,248.

On April 21, 2003, the Company entered into a loan agreement with a bank for $35,402. The loan calls for 62 monthly payments of $571 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at September 30, 2003 was $32,022.

                WIRELESS FRONTIER INTERNET, INC.AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 4 - NOTES PAYABLE-CONTINUED

On May 1, 2003, the Company assumed a loan of an employee in exchange for the vehicle secured by the loan. The loan amount assumed was financed by a Finance Company and was for $32,005, the balance due at May 1, 2003. The loan calls for 40 additional monthly payments of $762 plus interest at 0%. The loan is secured by the installation vehicle purchased. The employee of the Company is still liable for the loan. The balance at September 30, 2003 was $27,671.

On May 1, 2003, the Company entered into a loan agreement with a Finance Company for $40,546. The loan calls for 60 monthly payments of $676 plus interest at 0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at September 30, 2003 was $36,386.

On May 27, 2003, the Company entered into a loan agreement with a local bank for $40,768. The loan calls for 60 monthly payments of $807 including interest at 7.0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at September 30, 2003 was $37,959.

On May 27, 2003, the Company entered into a loan agreement with a local Bank for $41,407. The loan calls for 60 monthly payments of $820 plus interest at 7.0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at September 30, 2003 was $38,598.

In May 2003, the Company entered into a loan agreement with an individual for $90,000 backdated to May 1, 2001 to purchase the Company's headquarters building in Fort Stockton, Texas. Rent paid since May 1, 2001 has been applied to the note and recorded as other income in the first quarter of 2003. The loan calls for 180 monthly payments of $900 including interest at 8.759%. The note is secured by the building. The balance at September 30, 2003 was $81,462.

On June 1, 2003, the Company entered into a loan agreement with a finance company for $9,600. The loan calls for 16 monthly payments of $658 plus interest at 10.2%. The loan is secured by the installation vehicle purchased. An officer of the Company also guarantee the loan. The balance at September 30, 2003 was $9,032.

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 4 - NOTES PAYABLE-CONTINUED

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed the following loans:

On October 18, 2000 the Company entered into a loan agreement with a finance company for $25,860 to purchase a vehicle. The loan calls for 48 monthly payments of $658 including interest at 10.2%. The installation vehicle secures the note. A shareholder and officer of the Company also guarantee the note. The balance due at September 30, 2003 was $8,295.

On February 5, 2001 the Company entered into a loan agreement with a finance company for $4,100 to purchase equipment. The loan calls for 36 monthly payments of $141 including interest at 16.5%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance due at September 30, 2003 was $410.

On February 6, 2001 the Company entered into a loan agreement with a finance company for $18,929 to purchase equipment. The loan calls for 36 monthly payments of $637 including interest at 14.6%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance due at September 30, 2003 was $2,966.

On April 16, 2003 the Company entered into a loan agreement with a finance company for $17,125 to purchase equipment. The loan calls for 36 monthly payments of $586 including interest at 15.9%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance due at September 30, 2003 was $1,566.

On July 10, 2001 the Company entered into a loan agreement with a local bank for $54,785 to purchase equipment. The loan is due on demand and if no demand is made, then 35 monthly payments of $1,771 including interest at 10.0%. The equipment secures the note along with funds that the Company has on deposit with the bank. A shareholder and officer of the Company also guarantee the note. The balance due at June 30, 2003 was $15,540.

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 4 - NOTES PAYABLE-CONTINUED

On February 6, 2003 the Company entered into a loan agreement with a finance company for $10,584 to purchase equipment. The loan calls for 24 monthly payments of $545 including interest at 25.5%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance due at September 30, 2003 was $626.

On December 30, 2002 the Company entered into a loan agreement with a finance company for $13,600 to purchase equipment. The loan calls for 36 monthly payments of $465 including interest at 15.9%. The equipment secures the note. The balance due at September 30, 2003 was $8,168.

On April 1, 2003 the Company entered into a loan agreement with an individual and shareholder for $59,250 for working capital funds advance to the Company since inception. The loan is due on demand with an 8% interest rate. Accruing interest is due monthly. The note is unsecured. The balance due at September 30, 2003 was $55,976.

In connection with the US Mex-West Texas Horizon agreement the Company assumed the debt payments for one year on certain loans for phone card terminals and pay phones. The amount assumed was $51,000 and the balance outstanding on these loans at September 30, 2003 was $36,500.

Total Long-Term debt at September 30 is as follows:
                                                                2003
                                                                ----
         Long-term debt                                       $997,420
         Less Current portion                                 (299,723)
                                                              ---------
         Long-term debt                                       $697,697
                                                              =========
Maturities on long-term debt are as follows:
                  Year ending December 31,

                           2003           $172,057
                           2004            239,307
                           2005            173,488
                           2006            167,157
                           2007            171,907
                           Thereafter      100,828
                                        ------------
                           Total        $1,024,744

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 5 - COMMITMENTS

The Company leases real estate in Sanderson under a five-year agreement due to expire in 2008. The lease calls for monthly payments of $675 per month.

The Company leases real estate in Fort Davis under a month-to-month agreement. The lease calls for monthly payments of $300 per month.

The Company leases real estate in Alpine under a month-to-month agreement. The lease calls for monthly payments of $625 per month.

The Company leases equipment on a month-to-month basis from an individual. The lease calls for monthly payments of $1,221 per month.

The Company leases equipment under a 7-month agreement from a leasing company, which expires January 24, 2003. The lease calls for monthly payments of $892 per month,

                  Future minimum lease payments are as follows:
                             2003        $9,000
                             2004         8,100
                             2005         8,100
                             2006         8,100
                             2007         8,100

NOTE 6 - RELATED PARTY TRANSACTIONS

Prior to entering into the Agreement and Plan of Merger between the Company and Wireless Frontier Internet Inc., a Texas corporation, the Company advanced funds to Shareholders and Officers of the Company which total $20,268 at June 30, 2003. The advances are non-interest bearing and are due on demand. The Company has not indicated any desire to call the advances at this time.

NOTE 7 - SUBSEQUENT EVENT

On November 10, 2003 Momentum filed a complaint against the Company in district state court for the State of Texas in relation to the asset purchase agreement the Company entered into with Momentum on June 1, 2003. The complaint alleges the Company breached its contract as a result of the failure to deliver shares of common stock of the Company as required pursuant to the asset purchase agreement. The court issued an injunction requiring that any revenue generated from the subject assets be placed in escrow and utilized to pay any outstanding invoices in connection with the use of the assets. In addition, the court also ordered mediation, which did not produce a resolution. WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 7 - SUBSEQUENT EVENT - CONTINUED

On January 6, 2004 Momentum filed for voluntary bankruptcy in Federal bankruptcy court. This action stopped the proceeding in state court until a hearing on the Company's holdings can be heard. The Company believes that Momentum's lawsuit is without merit and intends to vigorously defend the matter.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation

Introduction

     The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in the our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

History

     On July 7, 1998, Partners Alliance Group, Inc.. ("PAG"), which was owned by Alex Gonzalez, a majority shareholder, executive officer and director of the Company, was incorporated under the laws of the State of Texas for the purpose of selling computer components in Texas and Colorado. On January 1, 2001, West-Tex Internet, Inc. contributed its assets to PAG, which established PAG as a Internet service provider. On November 30, 2001, PAG acquired Overland Network, Inc. a company engaged in providing dial up and broadband wireless
Internet services in the Trans Pecos region of Texas. This purchase expanded PAG's Internet service provider area to include Terlingua, Presidio, Sanderson, Sheffield, Comstock, Big Bend National Park and Heath Canyon, Texas areas. On April 1, 2003, PAG changed its name to Wireless Frontier Internet, Inc., a Texas corporation. Today, Wireless-TX has developed into an Internet service provider in the southwest Texas and Kansas areas, providing both dial-up and wireless services in addition to the equipment sales.

Plan of Operation

     The Company is a wireless broadband Internet service provider located in Fort Stockton, Texas. In addition, the Company is also a traditional Internet service provider. The Company currently provides services to customers in over 100 cities throughout Southwest Texas and Kansas. The Company designs, develops, markets and supports fixed wireless broadband Internet access products. The Company was designed to deliver efficient, reliable and cost effective solutions to bringing high-speed Internet access to rural markets within the United States. The Company believes it has positioned itself to meet the Internet access needs of organizations and consumers which require broadband access to the Internet, but do not have access to cable or DSL from the traditional service providers.

     The Company will focus its primary marketing efforts on providing wireless broadband access services to customers located in rural areas of Texas and Kansas and then throughout the United States. The Company will superficially focus on cities of less than 150,000 inhabitants. As the Company positions itself as a high quality service provider, it targets to offer network reliability complemented by quality customer support.

     The Company will need to raise substantial capital over the next year to fund its operations and to implement its strategies. The continuation of the Company as a going concern is dependent upon the successful implementation of its business plan, raising capital, and ultimately achieving profitable operations. However, there can be no assurance that the business plan will be successfully implemented. The inability of the Company to implement the business plan or to successfully raise capital could adversely impact the Company's business and prospects. The Company presently does not have plans to commence any product research and development, purchase or sell plant or significant equipment except that the Company intends to expand its business through the acquisition of Internet service provides located throughout the United States of which no assurance can be guaranteed.

     The Company will focus its effort on customer satisfaction by attracting and retaining a core team of professionals. We plan to increase our staffing levels only as required by our operation. We currently have no plans to significantly increase the number of our employees.

Liquidity and Capital Resources

     At September 30, 2003, we had working capital of $73,129. We have historically sustained our operations and funded our capital requirements with the funds received from working capital loans received from various financial institutions.

     As of September 30, 2003, we did not have any financing arrangements in place. We believe that the funds generated from operations will be sufficient to fund our operations for the next 12 months. In the event that the funds from operation are not sufficient, we will enter into financing arrangements as needed. As of September 30, 2003, we had $215,194 in cash and $399,118 in accounts receivable that could be used in connection with funding our operations.

     If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions. As we generally obtain all of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity.

     We believe that the impact of inflation on our operations since our inception has not been material.

Item 3.  Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In May 2003, Wireless-TX, pursuant to that certain Asset Purchase Agreement, purchased the assets of Momentum Online Computer Services, Inc., a Texas corporation ("Momentum") in exchange for the issuance of shares of Wireless-TX. On November 10, 2003, Momentum filed a complaint against Wireless-TX in district state court for the State of Texas. Momentum's complaint alleges that Wireless-TX breached its contract as a result of the failure to deliver shares of common stock of Wireless-TX as required pursuant to the Asset Purchase Agreement. The court issued an injunction requiring that any revenue generated from the subject assets be placed in escrow and utilized to pay any outstanding invoices in connection with the use of the assets. In addition, the court also ordered mediation, which did not produce a resolution. The management of Wireless-TX believes that Momentum's lawsuit is without merit and intends to vigorously defend this matter.

Item 2.  Changes in Securities And Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         31.1 Certification by Alex Gonzalez, Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by Alex Gonzalez, Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) Reports

     The Company filed a Form 8-K Current Report on January 14, 2004 reporting a change in its certifying accountant, the entering into of the Agreement and Plan of Merger with Wireless Frontier Internet, Inc., a Texas corporation and the entering into an Asset Purchase Agreement for the sale of the Company's wholly-owned subsidiary, Winfill Holdings International Limited

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Wireless Frontier Internet, Inc.


                                By:  _/s/ Alex Gonzalez______________________
                                     Alex Gonzalez, CEO