Form 10KSB
period 2003-12-31
WIRELESS FRONTIER INTERNET INC
filed 2004-04-12
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


                        Wireless Frontier Internet, Inc.
             (Exact name of registrant as specified in its charter)


================================================================================
        Delaware                       0-08281                     75-28904059
        --------                       -------                     -----------
--------------------------------------------------------------------------------
(State or other jurisdiction of  (Commission File Number)    (IRS Employer
  incorporation)                                             Identification No.)

================================================================================


                 104 West Callaghan, Fort Stockton, Texas 79735
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (432) 336-0336
                                                            --------------


         Securities registered under Section (b) of the Exchange Act:

                                      NONE

         Securities registered under Section (g) of the Exchange Act:

                          COMMON STOCK $.0001 PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes No _X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State the issuer's revenues for the most recent fiscal year.  $ 3,699,101

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of last trade on March 30, 2004:
$19,714,617 (12,884,717 shares at $1.53 / share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,862,410 common shares as of March 31, 2004. .

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.   Description of Business.............................................3

Item 2.   Description of Property.............................................9

Item 3.   Legal Proceedings...................................................10

Item 4.   Submission of Matters to a Vote of Security Holders.................10

                                     PART II

Item 5.  Market for Common Equity and Related
          Stockholder Matters.................................................11

Item 6.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................12

Item 7.  Financial Statements.................................................22

Item 8.  Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................23

Item 8a. Controls and Procedures..............................................24



                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange Act..........25

Item 10. Executive Compensation...............................................28

Item 11. Security Ownership of Certain Beneficial Owners
          and Management......................................................29

Item 12. Certain Relationships and Related Transactions.......................31

Item 13. Exhibits, and Reports on Form 8-K....................................33

Item 14. Principal Accountant Fees and Services...............................34

Signatures....................................................................35

PART I

Item 1.           DESCRIPTION OF BUSINESS

History

Fremont Corp. was incorporated in the State of Utah, on April 22, 1955 under the name of Fremont Uranium Corporation. On July 1, 1993, the Company effected a change of domicile merger and became incorporated in the State of Delaware. It changed its name to Fremont Corporation at such time.

In 1995 it entered into a Share Exchange Agreement with Million Treasure Enterprises to acquire Winfill Holdings International Limited. The Company owned 100% of Winfill Holdings International Limited, a British Virgin Islands corporation ("Winfill"). Winfill owned a 98% interest in South China Bicycles Winfill Limited ("SCBW"), a Sino-foreign joint venture. The remaining 2% interest in SCBW was owned by South China Bicycle (Holdings) Limited ("SCH"), a related party. SCBW conducted its operations in the People's Republic of China.

Winfill Holdings was engaged in the bicycle manufacturing business. Its business failed due to lack of capital to sustain operations and bad debt and all business was discontinued in 1998. The company was dormant for three years and in 2003 new auditors were engaged and negotiations begun for the Wireless Frontier Internet business.

         On September 30, 2003, our private Company, Partners Alliance Group, Inc. ("PAG") entered into an Agreement and Plan of Merger with Fremont Corporation a publicly traded company. Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Fremont, was merged with the Company. The shareholders of the Company exchanged all the outstanding shares of the Company for 16,026,579 shares of the common stock of Fremont in a one for one exchange. As a result of this transaction the Company became a wholly owned subsidiary of Fremont. In addition, Fremont also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited, a British Virgin Islands corporation. Pursuant to this agreement, Million acquired all of Fremont's equity interest in Winfill (a subsidiary of Fremont) for Millions return to Fremont of the 661,654 shares of common stock held by Million, the cancellation of Million's warrant to purchase 2,000,000 shares of common stock and the forgiveness of all sums owed by Fremont to Million. This combination was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Also, in connection with this transaction the Company recognized $426,751 as other income in the third quarter of 2003 as forgiveness of debt.

         The history of our previously private company is as follows:

         On July 7, 1998, Partners Alliance Group, Inc. ("PAG"), which was beneficially owned by Alex Gonzalez, a majority shareholder, executive officer and director of the Company, was incorporated under the laws of the State of Texas for the purpose of selling computer components in Texas and Colorado. On February 8, 2000 the controlling interest in the Company was purchased by the current majority shareholder. On January 1, 2001, West-Tex Internet, Inc. contributed its assets to PAG, which established PAG as an Internet service provider. On November 30, 2001, PAG acquired Overland Network, Inc. a company engaged in providing dial up and broadband wireless Internet services in the Trans Pecos region of Texas. This purchase expanded PAG's Internet service provider area to include Terlingua, Presidio, Sanderson, Sheffield, Comstock, Big Bend National Park and Heath Canyon, Texas areas.

         On January 20, 2003 our Board of Directors declared a 100 to 1 stock split increasing the authorized common shares from 1,000,000 to 100,000,000, prior to our merger.

         On April 1, 2003, PAG changed its name to Wireless Frontier Internet, Inc., a Texas corporation.

         On May 28, 2003 our stockholders exchanged all the outstanding shares of the Company for 7,453,000 shares of common stock. On the same date our Board of Directors declared a 2 to 1 stock split.

         On June 1, 2003, we entered into an agreement to purchase all the assets and assume certain liabilities of Momentum Online Computer Services, Inc. for 436,835 shares of common stock valued at $6 per share. This purchase expanded our Internet Service Provider area to the Highway 281 corridor, that extends roughly from south of the Dallas, Fort Worth area to the north of San Antonio.

         On June 30, 2003, we entered into an agreement to purchase all the assets of Kolinek Internet service for 28,048 shares of common stock valued at $6 per share. This purchase expanded our Internet Service Provider area in the Highway 281 corridor.

     On June 30, 2003, we entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 104,166 shares of common stock valued at $6 per share. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation.Strategic Abstract & Title Corporation is a title company that was purchased on June 30, 2003. Strategic is continuing its operations as a wholly owned subsidiary of Wireless Frontier Internet. The purchase of this company was primarily for the assets which include a building in downtown Fort Stockton, TX where our telecommunications staff is located and a building near downtown Midland, TX giving us the ability to house our infrastructure and begin expanding our dial-up and wireless services in the Midland/Odessa and Big Springs regions immediately.

         On or about July 1, 2003, we acquired all the outstanding shares of US Mex Communications and West Texas Horizons for 55,166 share of our common stock and the assumption of $51,000 in notes payable. The acquired company sells phone cards and provides pay phone services in Southwestern Texas.

Business of the Company

The Company is a wireless broadband Internet service provider located in Fort Stockton, Texas. In addition, the Company is also a traditional Internet service provider. The Company currently provides services to customers in over 100 cities throughout Southwest Texas and Kansas. The Company designs, develops, markets and supports fixed wireless broadband Internet access products. The Company was designed to deliver efficient, reliable and cost effective solutions to bringing high-speed Internet access to rural markets within the United States. The Company believes it has positioned itself to meet the Internet access needs of organizations and consumers which require broadband access to the Internet in its operating area, but do not have access to cable or DSL from the traditional service providers.

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

Strategy

Our business strategy revolves around the need to provide quality wireless and dial up Internet access to clients, in the process fully satisfying their internet data needs, at a fraction of the time and cost of traditional wire-line providers. In addition, we intend to continue our networking and telecommunications equipment sales. Our intent is to grow our customer base as rapidly as possible, while maintaining a higher than average level of service and support for the customers and their needs. It intends to implement its growth strategy through the marketing of its services and the acquisition of both dial-up and wireless Internet service providers.

Our will also focus on increasing Wi-fi penetration in its market area. Our products and services are designed and intended to deliver efficient, reliable, and cost-effective solutions; bringing high-speed Internet access to rural markets within the United States. We believe that we are in a position to meet the Internet access needs of Wi-fi consumers. Users in rural areas require broadband access to the Internet, but often may not have access to cable or digital subscriber line connections from traditional service providers. These customers are typically found in smaller cities in North America, and in most suburban and semi-rural areas where there are few Internet access options other than traditional telephone dial-up connections.

Rural areas desire affordable high-speed Internet access. Consumer demand in rural areas for faster, broadband transmission speeds has largely remained unsatisfied because a growing portion of the market has found itself "priced out" of the "broadband revolution". Especially critical in this regard has been the ability to deliver broadband content over the "last mile" (the connection between the Internet backbone and the end-user), which is the central data bottleneck in telecommunications networks today.

We are focused on providing the solution to the "last mile" problem faced by traditional wired telecommunications services which problem is "How to build out a network that provides the level of services demanded by end users?" In medium to small markets, and in areas of the United States with limited or no existing telecommunications infrastructure, the cost to install or upgrade wired services to provide the level of access customers expect is prohibitive. We believes that our fixed wireless Internet access products are faster and less expensive to deploy than traditional wired services, with a lower cost-per-user to install, deploy and manage.

Our wireless network product is designed to operate in the license-free ISM radio spectrum, which facilitates a more rapid and low-cost market introduction for service providers than for licensed or hardwire solutions. Our products utilize direct sequence spectrum or DSS communications, which ensures reliable, secure, low-interference communications.

The Market

The market for our fixed wireless access products is driven by the worldwide demand for Internet access as well as the increasing demand for high speed Internet access. Our target market in North America is comprised of cities with a population of fewer than 150,000, suburban areas of larger cities and industrial parks. In these markets, our products address the demands of organizations and consumers who require broadband access to the Internet, but often do not have access to cable or digital subscriber line connections from traditional service providers. We believe that the growth of our business will be driven by the following:

o        growth in the number of Internet users world wide;
o        growing demand for high speed Internet access;
o scarcity of access technologies that are capable of efficiently and economically delivering more than 1
         Mbps;  lack of wireline infrastructures; and
o lack of suitable broadband access technologies in rural and suburban areas in North America.

In meeting these market requirements, we believe our fixed wireless access product line offers the following features as a communications technology:

o instant blanket coverage without digging up streets or leasing capacity from competitors;

o a pay-as-you-grow deployment model, which allows for lower-cost market entry (compared to fixed wire or cable based systems) with incremental costs matched to incremental revenues;

o bandwidth increments that address the requirements of small and mid-size businesses;

o point-to-multipoint technology allowing for burstable, bandwidth on demand services, which are specially suited towards a data-centric environment;

o wireless technology which enables those who do not have access to copper, coaxial or fiber optic wire to participate in the high-speed Internet access market;

o    significant  cost  advantages   through  the  use  of  license-free   radio
     frequencies; and

o easy to set up, non-line-of-sight modems resulting in further significant cost savings by avoiding expensive truck rolls to install customer premise equipment.

Currently, our products operate in the unlicensed spectrum, specifically 900 MHz and 2.4 GHz. We believe that our 900 MHz products in particular could enjoy wide acceptance because of their non-line-of-sight and easy to set up features. Deployments that combine business and consumer subscribers can be shown to offer a viable and profitable business case for service operators.

Regulation of Wireless Communications

Currently, our technology is deployed in the highly regulated license free frequency bands. As such, our products are not subject to any wireless or transmission licensing in the United States, Canada and many other jurisdictions worldwide. The products do, however, have to be approved by the Federal Communications Commission, for use in the United States, Industry Canada, for use in Canada, and other regulatory bodies for use in other jurisdictions, to ensure they meet the rigorous requirements for use of these bands.

Continued license-free operation will be dependent upon the continuation of existing government policy and, while we are not aware of any policy changes planned or expected, this cannot be assured. License-free operation of our products in the 902 to 928 MHz and the 2.4 GHz bands are subordinate to certain licensed and unlicensed uses of the bands and our products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If we should be unable to eliminate any such harmful interference, or should our products be unable to accept interference caused by others, we or our customers could be required to cease operations in the bands in the locations affected by the harmful interference. Additionally, in the event the 902 to 928 MHz or the 2.4 GHz bands becomes unacceptably crowded, and no additional frequencies are allocated, our business could be adversely affected.

Risk Factors

We Have A Limited Operating History With Which To Judge Our Performance and Which Is Not Indicative of Our Future Performance.

We have a limited operating history. We may encounter risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We cannot assure stockholders that our business strategy will be successful or that we will successfully address these risks. Our failure to do so could materially adversely affect our business, financial condition and operating results.

We Depend Upon Key Personnel And Need Additional Personnel

Our success depends on the continuing services of Alex Gonzalez, our chief executive officer and director. The loss of this individual could have a material and adverse effect on our business operations.

Additionally, the success of the Company's operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any startup company, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company. Our inability to attract and retain key personnel may materially and adversely affect our business operations.

We Need To Expand Our Sales And Support Organizations To Increase Market Acceptance Of Our Products and If We Are Unable to Achieve market Acceptance of Our Products Our Revenue May be Adversely Impacted.

Competition for qualified sales personnel is intense. In addition, we currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The employment market for sales personnel, and customer service and support personnel in this industry is very competitive, and we may not be able to hire the kind and number of sales personnel, customer service and support personnel we are targeting. Our inability to hire qualified sales, customer service and support personnel may materially adversely affect our business, operating results and financial condition.

Competition may adversely affect the Company's operations and results.

The ability of the Company to compete successfully depends upon a number of factors including its responsiveness to demand for diversity in products and services, technological capability, product quality and pricing. The ability to remain competitive will depend in significant part upon its ability to continually upgrade systems and service to keep up with technological advances and changes in a timely and cost-effective manner in response to both evolving demands of the marketplace, requirements of applicable laws and regulations and product/service offerings by competitors. Should a competitor have a technological breakthrough, the Company could lose a significant share of the market unless it is able to keep pace with developing technology.

The two principal providers of high-speed Internet access are the local telephone and the cable company. The local telephone company can provide service only to the extent it can reach a house or business through an upgraded copper phone line. The broadband product they offer is Digital Subscriber Lines ("DSL"). DSL service is offered by the regional Bell Operating companies such as SBC, Verizon and BellSouth. Consequently, local telephone and cable companies provide the most competition to the business of the Company. Earthlink, Sprint, Covad and competitive local exchange carriers such as Adelphia and NuVox also sell DSL service.

Local cable companies provide shared bandwidth over their cable systems. To do so, they must first upgrade their physical plants from one-way television service to two-way data service. The capital involved in such upgrades has restrained cable modem rollouts. Moreover, the service they offer, a shared, "best efforts" service, degrades as more users burden their systems.

Contract terminations may affect our operations and results.

While the Company may obtain firm, long-term purchase commitments from corporate and/or residential customers, cancellations and non-renewals in excess of anticipated sales-reductions would adversely affect profitability. The short-term nature of the Company's customer commitments and the possibility of rapid changes in demand reduce the Company's ability to estimate accurately future customer requirements. The Company may increase staffing, purchase additional equipment and incur other expenses to meet the anticipated demand of its customers but that increased demand may not materialize, thus adversely affecting the Company's ability to make a profit. Additionally, any of the Company's long-term relationships may be terminated at any time, for valid or invalid reasons, with or without recourse and termination of a significant number of these relationships could have a material and adverse effect on the Company and its business.

The Company may not be able to manage potential growth, if any.

The Company has grown recently and expects to continue the expansion of its operations. This growth has placed, and will continue to place, significant strain on management, operations, technical, financial, systems, sales, marketing and other resources. The ability to manage the expansion to date, as well as any future expansion, will require progressive enhancements or upgrades of processes, equipment, accounting and other systems and the implementation of a variety of procedures and controls. The Company cannot assure that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement procedures and controls in an efficient manner and at a pace consistent with its business activities could harm the financial condition and results of operations. The success of the internal growth strategy of the Company will depend on various factors, including the demand for its products and services and its ability to generate new and higher margin business. These factors are, at least in part, beyond the Company's control and there can be no assurance the Company's internal growth strategy will be successful.

Item 2.          DESCRIPTION OF  PROPERTIES

The Company leases space at 1108A West Dickinson Street, Fort Stockton, TX 79735, 2700 square feet for $9000 annually. The Company leases space at 106 W. Sul Ross Ave, Suite B, Alpine, TX 79830, 400 square feet for $8100 annually. The Company owns a building at 104 W Callaghan Street, Fort Stockton, TX 79735, 2000 square feet, located in the historic district of downtown across from the Pecos County Courthouse.
The Company owns a building at 122 A North Main Street, Fort Stockton, TX 79735, 1300 square feet, located in the middle of the downtown shopping district.

The Company owns a building at 1603 and 1605 N. Big Spring, Midland, TX 79701, 4536 square feet, located on a main street leading from the cross town highway to downtown about a mile from the center of downtown Midland on .40 areas (this includes the lot the building is on and the adjoining lot).
All of the above properties or leases are used for Company operations.

Item 3.           LEGAL PROCEEDINGS

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

Item 5.           MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the symbol WFRI (PNK) (Pink Sheets). The table below sets forth the high and low price information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                                 High                      Low
                                                 -----                     ----

Fiscal Year Ended December 31, 2003

         4th Quarter                             $1.20                     $.33
         3rd Quarter                             $1.50                     $.001
         2nd Quarter                              *                        *
         1st Quarter                              *                        *


Fiscal Year Ended December 31, 2002

         4th Quarter                              *                         *
         3rd Quarter                              *                         *
         2nd Quarter                              *                         *
         1st Quarter                              *                         *

* (No reliable data is available from Pink Sheet reports due to the inactivity of the stock during this period.)

As of March 23, 2004, there were approximately 2,395 holders of record of the Company's common stock.

Dividends

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

The Company is a wireless broadband Internet service provider located in Fort Stockton, Texas. In addition, the Company is also a traditional Internet service provider. The Company currently provides services to customers in over 100 cities throughout Southwest Texas and Kansas. The Company designs, develops, markets and supports fixed wireless broadband Internet access products. The Company was designed to deliver efficient, reliable and cost effective solutions to bringing high-speed Internet access to rural markets within the United States. The Company believes it has positioned itself to meet the Internet access needs of organizations and consumers which require broadband access to the Internet in its operating area, but do not have access to cable or DSL from the traditional service providers.

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

Discontinued Operations

The company discontinued all of the operations of the Fremont businesses in late 1998 and 1999, due to lack of capital, bad debt and unprofitability. Any assets were liquidated or written off. Debts were settled or negotiated. No operating results of the prior Fremont businesses are included in this discussion or in the operating statements of the company due to such discontinuance.

Liquidity and Capital Resources

Results of operations for year ended December 31, 2003 compared to year ended December 31, 2002.

For year ended December 31, 2003 the company had $1,445,334 in equipment sales revenue (net of sales costs) and $779,141 in internet service revenue (net of sales costs). In 2002 the company had $577,700 in equipment sales revenue, (net of sales costs). The gross profit was 2,224,475 (net of sales costs) in 2003 compared to $949,984 (net of sales costs) in 2002.

The company incurred total operations expenses of $3,425,443 in 2003 compared to $979,793 in 2002 a total of 349%. The major components of the expenses were as follows: ***

                                                     Increase


Advertising and promotion         88,269              19,199                459%
Amortization and depreciation    520,318             155,754                335%
Legal and professional           223,468               7,500              2,900%
Auto and travel                  209,499              58,057                360%
Commissions and contract labor    96,591              14,702                650%
Office expenses and supplies     228,702              52,967                431%
Salary and wages               1,493,952             434,618                350%
Taxes                            259,325              68,509                378%
Utilities                        119,957              39,885                300%

The substantial increases in costs of operations 349% compare to substantial increases in gross profit of 234% over prior year. The company believes that while the trend of losses may continue, 2003 expenses reflect an investment in future operational capabilities as a company and management is hopeful that revenues will increase without substantial expense increase. The company sustained a net loss after other income of $488,704 in 2003 of ($711,264) as compared to a net loss of ($21,739) in 2003 (after other income of $8,070. The net loss per share was ($.03) in 2003 and loss was nominal per share in 2002.

At December 31, 2003, we had working capital of $226,324 and inventories of $171,477. We have historically sustained our operations and funded our capital requirements with the funds received from working capital loans received from various financial institutions.

At year end the company had current assets of $652,941, fixed assets of $2,378,606 (net of depreciation, and other assets, including $3,680,438 in goodwill. The company, at year end, had current liabilities of $1,503,945, and Long Term debt of $616,772.

As of December 31, 2003, other than smaller bank notes and equipment financing we did not have any significant financing arrangements in place. We believe that the funds generated from operations will be sufficient to fund our operations for the next 12 months. In the event that the funds from operation are not sufficient, we will enter into such financing arrangements as needed. As of December 31, 2003, we had $226,324 in cash and $252,615 in accounts receivable that could be used in connection with funding our operations.

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

     However, we may be required to raise additional capital in equity markets. Our ability to raise additional capital in public markets will be primarily dependent upon prevailing market conditions and the demand for our products and services. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. Failure to raise capital or generate sufficient sales to meet our creditors' demands as well as working capital for ongoing operations could result in our failure to continue as a going concern. In order for the Company to continue as a going concern, management may be required to eliminate new research and development, and slow the pace of development of its existing business plan. Further, the Company may be required to attempt renegotiations of its debts or use applicable organization laws to reorganize its debts.

NEED FOR ADDITIONAL FINANCING

         The Company does not have capital sufficient to meet the Company's projected cash needs, with its expansion ambitions. The Company will have to seek loans or equity placements to cover such cash needs. Lack of existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its business. In the forthcoming year, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct expanded business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders nor anyone else. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         If the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves business expansion , it may acquire or add employees of an unknown number in the next twelve months.

         The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $366,906, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

Lines of Credit:

On November 14, 2002, the Company entered into a Line of Credit Agreement with a local bank for $175,000 due March 7, 2004. The interest rate is 6.75%. The loan is secured by all accounts and other rights to payments, inventories, equipment, instruments and chattel paper, general intangibles, documents, and deposit accounts owned by the Company. The majority shareholder and officer of the Company also guarantee the loan. The balance due at December 31, 2003 was $170,000.

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed a Line of Credit Agreement dated November 11, 2002 with a local bank for $75,000 payable on demand and if no demand is made, then on November 22, 2003. The note is in default and is part of the Bankruptcy proceedings and litigation with the former owner of Momentum. See litigation footnote. The interest rate is 9%. The loan is secured by all monies the Company has on deposit with the bank. The note is guaranteed by the former shareholder of Momentum, who is also an Officer of the Company. At December 31, 2003 the balance outstanding under this agreement was $55,656.

Notes Payable:

In connection with the Momentum acquisition, on April 1, 2003 the Company entered into a loan agreement with an individual and shareholder for $59,250 for working capital funds advance to the Momentum since inception. The loan is due on demand with an 8% interest rate. Accruing interest is due monthly. The note is unsecured. The balance due at December 31, 2003 was $54,885.

On September 30, 2003 as part of the Xramp agreement the Company agreed to pay $50,000. The agreement carries no stated rate of interest and is to be paid by April 16, 2004.

On December 18, 2003, the Company entered into a loan agreement with a Bank for $353,279. The interest rate varies at 2 points over the Wall Street Journal Prime Rate. The rate at December 31, 2003 was 6%. The Note is due March 18, 2004. The note is secured by all vehicles, office equipment, accounts receivable, telephone equipment and all other assets. At December 31, 2003 the balance outstanding under this agreement was $353,279.

Long - Term Debt:

On June 15, 2001, the Company entered into a loan agreement with Fort Stockton Development Corporation for $50,000. The interest rate is 3% and is due in full on June 15, 2004. The loan will be forgiven in proportion to the number of full time jobs created at a ratio of $2,000 per full time job. Furniture, fixtures and equipment secure the note. To date the Company has added over 20 full time jobs under this agreement. In the second quarter of 2003 the Company met the requirements for complete forgiveness of this loan. Accordingly the balance outstanding was written off to Other income during 2003. At December 31, 2003 the balance outstanding under this agreement was $0

On June 29, 2001, the Company entered into a loan agreement with a local bank for $27,000. The initial interest rate on the loan was 9% that varied with the Wall Street Journal Prime Rate. The rate at December 31, 2002 was 6.25%. The loan calls for 60 monthly payments of $563 including interest. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

On September 4, 2001, the Company entered into a loan agreement with a local bank for $40,000. The interest rate is 8%. The loan calls for 60 monthly payments of $813 including interest. The vehicle purchased secures the loan. This loan was paid off during the 2003, in connection with its assumption in a vehicle purchase, by one of the Company's employees. At December 31, 2003 the balance outstanding under this agreement was $0.

On April 15, 2002, the Company entered into a loan agreement with a local bank for $16,350. The loan calls for monthly payments of $621 including interest. The initial interest was 6.75%, which varies with the Wall Street Journal Prime Rate. The rate at December 31, 2002 was 6.25%. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

On May 30, 2002, the Company entered into a loan agreement with a local bank for $469,073. The loan calls for 24 monthly payments of $7,000, followed by 47 monthly payments of $8,500 and 1 payment of $11,603. All payments include interest at 6.75%, which varies with the Wall Street Journal Prime Rate. The interest rate at December 31, 2002 was 6.25%. The loan is secured by all equipment, accounts receivable, and inventories whether now owned or hereafter acquired, wherever located. Certain shareholders and officers of the Company also guarantee the loan. The balance due at December 31, 2003 was $387,580.

On January 8, 2003, the Company entered into a loan agreement with a local bank for $14,500. The loan calls for 30 monthly payments of $532 including interest. The initial interest was 7.5%, which varies with Wall Street Journal Prime Rate. The loan is secured by the vehicle purchased. Certain shareholders and officers of the Company also guarantee the loan. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

On April 15, 2003, the Company entered into a loan agreement with a local bank for $88,340. The loan calls for 60 monthly payments of $1,566 plus interest. The initial interest was 6.75%, which varies with the Wall Street Journal Prime Rate. The loan is secured by the installation vehicles purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $80,563.

On April 15, 2003, the Company entered into a loan agreement with a Finance Company for $28,394. The loan calls for 60 monthly payments of $473 including 0% interest. The loan is secured by the vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $24,608.

On April 21, 2003, the Company entered into a loan agreement with a local Credit Union for $35,402. The loan calls for 70 monthly payments of $504 plus interest at 6.75%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $31,581.71.

On April 21, 2003, the Company entered into a loan agreement with a bank for $38,702. The loan calls for 60 monthly payments of $645 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $35,299.

On April 21, 2003, the Company entered into a loan agreement with a bank for $35,402. The loan calls for 62 monthly payments of $571 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $32,134.

On May 1, 2003, the Company assumed a loan of an employee in exchange for the vehicle secured by the loan. The loan amount assumed was financed by a Finance Company and was for $32,005, the balance due at May 1, 2003. The loan calls for 40 additional monthly payments of $762 plus interest at 0%. The loan is secured by the installation vehicle purchased. The employee of the Company is still liable for the loan. The balance at December 31, 2003 outstanding under this agreement was $25,906.

On May 1, 2003, the Company entered into a loan agreement with a Finance Company for $40,546. The loan calls for 60 monthly payments of $676 plus interest at 0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $35,140.

On May 27, 2003, the Company entered into a loan agreement with a local bank for $40,768. The loan calls for 60 monthly payments of $807 including interest at 7.0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

On May 27, 2003, the Company entered into a loan agreement with a local Bank for $41,407. The loan calls for 60 monthly payments of $820 plus interest at 7.0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

In May 2003, the Company entered into a loan agreement with an individual for $90,000 backdated to May 1, 2001 to purchase the Company's headquarters building in Fort Stockton, Texas. Rent paid since May 1, 2001 has been applied to the note and recorded as other income in the first quarter of 2003. The loan calls for 180 monthly payments of $900 including interest at 8.759%. The note is secured by the building. The balance at December 31, 2003 outstanding under this agreement was $79,865.

On June 1, 2003, the Company entered into a loan agreement with a finance company for $13,500. The loan calls for 28 monthly payments of $533 plus interest at 7.5%. The loan is secured by the installation vehicle purchased. An officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $9,601.

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed the following loans:

On October 18, 2000 the Company entered into a loan agreement with a finance company for $25,860 to purchase a vehicle. The loan calls for 48 monthly payments of $658 including interest at 10.2%. The installation vehicle secures the note. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $5,732.

On February 5, 2001 the Company entered into a loan agreement with a finance company for $4,100 to purchase equipment. The loan calls for 36 monthly payments of $141 including interest at 16.5%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $0.

On February 6, 2001 the Company entered into a loan agreement with a finance company for $18,929 to purchase equipment. The loan calls for 36 monthly payments of $637 including interest at 14.6%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $0

On April 16, 2001 the Company entered into a loan agreement with a finance company for $17,125 to purchase equipment. The loan calls for 36 monthly payments of $586 including interest at 15.9%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $1,281.

On July 10, 2001 the Company entered into a loan agreement with a local bank for $54,785 to purchase equipment. The loan is due on demand and if no demand is made, then 35 monthly payments of $1,771 including interest at 10.0%. The equipment secures the note along with funds that the Company has on deposit with the bank. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $8,685.

On February 6, 2002 the Company entered into a loan agreement with a finance company for $10,584 to purchase equipment. The loan calls for 24 monthly payments of $545 including interest at 25.5%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $0.

On December 30, 2002 the Company entered into a loan agreement with a finance company for $13,600 to purchase equipment. The loan calls for 36 monthly payments of $465 including interest at 15.9%. The equipment secures the note. The balance at December 31, 2003 outstanding under this agreement was $6,587.

In connection with the US Mex-West Texas Horizon agreement the Company assumed the debt payments for one year on certain loans for phone card terminals and pay phones. The amount assumed was $321,682. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

Total Long-Term debt at December 31 is as follows:
                                                            2003
                                                            ----
         Long-term debt                                  $764,502
         Less Current portion                            (147,730)
                                                         ---------
         Long-term debt                                  $616,772
                                                          =======

Maturities on long-term debt are as follows:

Year ending December 31,

2004        $147,730
2005         137,108
2006         135,379
2007         135,678
2008         108,586
Thereafter   100,021

The Company leases real estate in Sanderson, Texas under a five-year agreement due to expire in 2008. The lease calls for monthly payments of $650 per month.

The Company leases real estate in Fort Stockton, Texas under a five-year agreement due to expire in 2008. The lease calls for monthly payments of $750 per month.

The Company leases real estate in Alpine under a three-year agreement due to expire in 2005. The lease calls for monthly payments of $675 per month.

The Company leases equipment on a 36 month lease from Pinnacle Towers due to expire in 2006. The lease calls for monthly payments of $324.48 per month.

The Company leases real estate in Marble Falls, Texas under a 5-year agreement due to expire April 30, 2008. The company may terminate this lease at any time after the third full year of the lease with six months notice. The lease calls for monthly payments of $1,200 per month.

The Company leases antenna space on the Kingsland site in Kingsland, Texas under a five-year agreement due to expire in 2006. The lease calls for monthly payments of $275 per month. The lease has two automatic five year term renewals unless cancelled with 90 day notice.

The Company leases antenna space on the Rebecca Creek site in Spring Branch, Texas under a five-year agreement due to expire in 2006. The lease calls for payments of $250 per month. The lease has two automatic five-year renewals unless cancelled with 90-day notice.

The company leases antenna space on the Fairland site in Marble Falls, Texas under a five-year agreement due to expire in 2006. The lease calls for payments of $200 per month. The lease has two automatic five-year renewals unless cancelled with 90-day notice.

The Company leases antenna space on the Burnet site in Burnet site in Burnet, Texas under a five-year agreement due to expire in 2006. The lease calls for payments of $200 per month. The lease has two automatic five-year renewals unless cancelled with 90-day notice.

The Company leases antenna space on the N-R Ranch site in Blanco, Texas under a five year agreement due to expire in 2004. The lease calls for payments of $100 per month.

The lease has unlimited automatic five-year renewals unless cancelled with a 60 day notice.

The Company leases antenna space on the Storage Tank site in Llano, Texas under a five year agreement due to expire in 2007. The lease calls for payments of $200 per month. The lease has one automatic three-year renewal unless cancelled with 30-day notice.

The Company leases real estate from Robert McClung in Blanco, Texas on an on-going basis. The lease calls for monthly payments of $1,200 per month.

The Company leases antenna space from Uptown Blanco LTD in Blanco, Texas under a three-year agreement due to expire in 2006. The lease calls for payments of $200 per month.

The Company leases antenna space William Proctor in Blanco, Texas under a three-year agreement due to expire in 2006. The lease calls for payments of $100 per month.

The Company leases antenna space on the Bulverde VFW Tower site in Blanco, Texas under a three-year agreement due to expire in 2006. The lease calls for payments of $100 per month.

The Company leases antenna space on the Kings Point Water Tower in Blanco, Texas under a three-year agreement due to expire in 2006. The lease calls for payments of $100 per month.

The Company leases antenna space from Blanco Communications in Blanco, Texas under a three-year agreement due to expire in 2006. The lease calls for payments of $100 per month.

Future minimum lease payments are as follows:

2004     $79,494
2005     $65,094
2006     $56,994
2007     $56,994
2008     $56,994

Controls & Procedures

Evaluation of Internal and Disclosure Controls

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 7.           FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 7:

                                                                            Page

         Table of Contents

         Report of Independent Public Accountants                          F-1

         Financial Statements

         Consolidated Balance Sheet                                        F-2-3
         Consolidated Statement of Operations                              F-4
         Consolidated Statement of Cash Flows                              F-5
         Consolidated Statement of Changes in Stockholders' Equity         F-6
         Notes to Consolidated Financial Statements                        F-7

Item 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

Wireless Frontier Internet, Inc. (f/k/a Fremont Corporation) (the "Company"), through its wholly owned subsidiary Winfill Holdings International Limited ("Winfill"), a British Virgin Island corporation, incurred a net loss in 1998 as a result of various factors, including declining sales, a shortage of working capital, and a bad debt provision necessitated in substantial part by the bankruptcy of a major customer. These aforementioned factors and the cessation of operations of Winfill, prevented the Company's auditors, Arthur Anderson & Co. ("Arthur Anderson"), from finalizing the Company's audit for the year ended December 31, 1998 and, as a result, the Company failed to file its Form 10-KSB Annual Report for the year ended December 31, 1998 and all other required reports under the Securities Exchange Act of 1934 (the "Exchange Act") since. In addition, as described in Item 5 below, the Company consummated a transaction in July 2003 that resulted in a change in management. As a result, current management of the Company have not been in contact with a representative of Arthur Anderson as a result of the winding-down of Arthur Andersen's business, effectively terminating the Company's relationship with Arthur Andersen. As a result of the cessation of the Company's business operations and Arthur Anderson's winding-down, current management has been unable to determine if Arthur Anderson has terminated its auditor relationship with the Company although Arthur Andersen will no longer serve as the Company's independent auditor.

The audit reports of Arthur Andersen on the consolidated financial statements of the Company for each of the years ended December 31, 1997, and December 31, 1996, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 1997 and December 31, 1996, as well as during the period from January 1, 1998 through the date of the winding-down of Arthur Anderson's affairs, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen would have caused them to make reference to the matter in their report.

During the two most recent fiscal years and through the date of the winding-down of Arthur Anderson's affairs, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

The Company has been unable to contact Arthur Andersen in connection with a request that Arthur Andersen furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and disclosure due to the fact that the personnel primarily responsible for the Company's account (including the engagement partner and manager) have left Arthur Andersen.

On September 17, 2003, the Company, upon recommendation of the Audit Committee of its Board of Directors, engaged Pollard-Kelley Auditing Services Inc. ("Pollard-Kelley") to serve as the Company's independent public accountants.

During the two most recent fiscal years and through the date hereof, the Company did not consult Pollard-Kelley with respect to the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

During the two most recent fiscal years and through September 17, 2003, the Company has not consulted with Pollard-Kelley regarding either:

o the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Pollard-Kelley concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

o any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Item 8a. CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company, their ages and positions are as follows:

                                               Company
         Name               Age                Position
         ----               ---                --------

Alex Gonzalez               42                Chairman & CEO

Jasper Knabb                38                President & Director

Joe Chris Alexander         44                Vice President of Operations

Ronald J. Marosko           36                Vice President of IT

Jaime R. Velasco            41                Executive Vice President

Lorenzo Clarke              40                Chief Technology Officer

James Bentley King          34                Director

William Lawson Allen        60                Director

John R. Morrow              44                Director

Dr. Cecil George MD         48                Director

Alex Gonzalez, age 42, is the CEO, Chairman and acting CFO of Wireless Frontier Internet. With over 20 years of experience in the Telecommunications and Data Networking industry, Mr. Gonzalez has extensive knowledge in Local, Wide and Metropolitan area networks. He has been involved in designing and managing over 1000 voice and data networks globally. He served as an Early Adopter Partner for Cisco Systems in 1998 as well as the Advanced Technology Products program for wireless products. In 2000 Mr. Gonzalez founded Wireless Frontier Internet and pioneered Broadband Wireless Internet industry throughout the Trans Pecos Region in Texas. He currently is serving a four-year term to the Governor-appointed Texas On-line Authority where he has been tasked to represent rural Texas on Internet development. Mr. Gonzalez formerly served as vice president of sales & marketing for Flair Data Systems, Inc. (1989-1999) Sales manager for MCI Communications and Regional Manager for ClayDesta Communications. Gonzalez received a bachelor's degree in business administration from Texas A&M University in 1983.

Jasper C. Knabb, age 38, has been President and Director of the company since 2003. He was Managing Director of OTC Wireless in 2002-2003. He was President and CEO of Beach Access from 2001-2003. He was President and CEO of Microland from 1995-2001.

Joe Chris Alexander, age 44, helped to pioneer Broadband Wireless Internet into rural America. He is one of the Founders of West Texas Internet in 1999 and since its merger into Wireless Frontier Internet, Inc. has been instrumental in the day to day operations of Wireless Frontier. Mr. Alexander attended Texas A&M University and has over twenty two years of experience in wireless communications, electronics and networking fields. Over the past 20 years, Mr. Alexander has developed and owned numerous companies within these fields and has partnered in several other entrepreneurial business. Mr. Alexander was a sales agent for The New York Life Insurance Company (1995-2000). He has been owner/principal in Direct Bytes.com from 1998 to present.

Ronald J. Marosko, Jr., age 36, is the VP-IT and Senior Network Engineer for Wireless Frontier Internet since 1995. With over 15 years of experience in the Telecommunications and Data Networking industry, including a Cisco Certified Internetwork Expert (CCIE) certification, Mr. Marosko has extensive knowledge in Local, Wide, and Metropolitan area networks. He served as an Early Adoption Partner in IP Telephony for Cisco Systems in 1998, as well as the Advanced Technology Products program for wireless network products. Together with Mr. Alex Gonzalez (CEO) and Mr. Chris Alexander (VP-Operations), he is a co-founder of Wireless Frontier Internet. He also holds Wireless Specialization certifications from Cisco Systems, other engineering certifications from Adtran, Motorola, and Madge Networks, and an FCC Amateur Radio License. Mr. Marosko has formerly served as the Senior Network Engineer for Flair Data Systems, Inc. 199602000, and as a Communications Engineer in the Texas Medical Center. He attended Houston Community College and received an Associate Degree in 1992.

Jaime R. Velasco, age 41, is the Executive Vice President of Wireless Frontier Internet, Inc. He received his bachelor's degree in Business Management (BBA) from Sul Ross State University in 1987. Mr. Velasco has over 18 years of experience in the Telecommunications and Data industry. He began his tenure with ClayDesta Communications as an executive outside sales representative. In 1989, he joined U.S. Long Distance, Inc. (USLD), as Sr. Manager of Operations. Mr. Velasco was involved from a managerial role, in the acquiring of a Vancouver public company which became listed on NASDAQ. He installed USLD'd first switch and also opened the company's first operator center, as well as implemented all reports and commission statements. Mr. Velasco's department had over 150 employees when the company acquired their first facilities based company in Texas and was promoted to Director of Carrier Services. In 1994, he joined American Telescource International, Inc. (ATSI), as Vice President of Sales and Marketing. The company went public in Vancouver and became listed on NASDAQ. In 1999, Mr. Velasco founded US-Mex Communications, Inc. focusing on voice communications and merged with Wireless Frontier Internet, Inc. Mr. Velasco became Executive Vice President of the company in 2003.

Lorenzo Clarke, age 40, was appointed as the Vice President of Wireless Frontier Internet in 2003. Mr. Clarke has 15 years experience in network build out, network design and telephony integration. Mr. Clarke has worked with networks as simple as a point-to-point connection to installation and configuration of hundreds of sites. Lorenzo Clarke has an Associate Degree in Electronics from Arizona State University, and has various certifications in Cisco, Bay Networks, ANACOM, DATACOMM, Cannon, ADTRAN, Inter-Tel, LARSCOM, IBM, etc. From 2002 to 2003 he was a Sr. Network Engineer at Arnet Kent Datacom, 1999 - 2000 he was a Sr. Network Engineer at DNS.

James Bentley King, age 34, received a BBA in 1994 from Texas Christian University. He worked in the banking industry in Lubbock TX as a loan officer for FNB Lubbock and Norwest for 4 years. Mr. King became a Director of Frontier Wireless Internet, Inc. in 2004. Mr. King has been employed as the General Manager of Southwest Marketers, Inc. since 1996. He has been President of JSJKing, Inc. since 2003.

William Lawson Allen, age 60, received a BBA in Finance in 1971 from the University of North Texas and graduated from the Southwestern Graduate School of Banking at SMU. He was employed at Pecos County State Bank as Executive Vice President since 1983. In 2004 he became President and Directors of Fort Davis State Bank. He was appointed a Director of Frontier Wireless Internet, Inc. in 2004.

John Richard Morrow, age 42, graduated form Texas A&M University 1983 with a BA in Business Management. He has been the owner and President of Valley Distributors since 1984. He has also been owner and CEO of Permian Distributing since 1994. He was appointed as a Director of Frontier Wireless Internet, Inc. in 2004.

Dr. Cecil George MD, age 49, received a BSC Magna Cum Laude in 1977 from Texas A&M University and graduated from the University of Texas Health Science Center at San Antonio, TX. He started his private practice in Fort Stockton in November 1983, specializing in Family Practice. Dr. George is currently serving as Chief of Staff of Pecos County Memorial Hospital, EMT Director for Terrell County, EMT Director for Firestone, EMT Director for Imperial, EMS Director for Fort Stockton, a Director for Wireless Frontier Internet, and Medical Director of Cactus Health Services, Inc. in Sanderson, TX.

There are no family relationships among any of the Company's directors and executive officers, except that Jaime Velasco is a cousin of Alex Gonzalez.

During the past five years, there have been no filings of petitions under federal bankruptcy laws, or any state insolvency laws, by or against any business of which any director or executive officer of the Company was a general partner or executive officer at the time or within two years before the time of such filing.

During the past five years, no director or executive officer of the Company has been convicted in a criminal proceeding or been subject to a pending criminal proceeding.

During the past five years, no director or executive officer of the Company has been the subject of any order, judgement, or decree, not subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

During the past five years, no director or executive officer of the Company has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

The Board of Directors acts as the Audit Committee and the Board has no separate committee. The company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. The company intends to continue to search for a qualified individual for hire.

The Board of Directors has not adopted a Code of Ethics.

No director, officer or beneficial owner of more than 10% of the Company's common stock, its only equity securities, or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years.


Item 10. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonuses exceeded $100,000 for services rendered in all capacities during the fiscal years ended December 31, 2003, 2002 and 2001.


----------------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE FOR OFFICER AND
DIRECTORS

                                                   Annual Compensation                          Long Term Compensation


------------------------------------------------------------------------------------------------------------------------------------
                                                               \Other                       Securities
Name and                                                       Annual         Restricted    Underlying    LTIP      All Other
Principal Position          Year      Salary ($)   Bonus (s)  Compensation ($)  Stock       Options       Payouts   Compensation
------------------          ----      ----------   ---------  ----------------  -------     ------------  -------   ------------

Alex Gonzalez, Chairman &   2003    $139,119         0               0            0                 0        0         0
Chief Executive Officer     2002     $91,750         0               0            0                 0        0         0
                            2001     $50,176         0               0            0                 0        0         0


Jasper Knabb,
President & Director        2003     $96,808   $100,000              0            0                 0        0         0
                            2002          0          0               0            0                 0        0         0
                            2001          0          0               0            0                 0        0         0

                  Totals    2003          0          0               0            0                 0        0         0
------------------------------------------------------------------------------------------------------------------------------------

(1) Alex Gonzalez was awarded 2,000,000 shares which vested April 1, 2004. No value is placed herein due to its vesting after December 31, 2003.

There was no directors compensation of any type in the prior two years.

The Company had no Long Term Incentive Compensation Plans in the form of restricted stock awards, stock appreciation rights ("SARs"), phantom stock, stock options, warrants, convertible securities, performance units and/or performance shares, or any other such instruments during the 2003 or 2002 calendar years.

There were no Aggregated Option/SAR Exercises in last Fiscal year, nor were there any FY and Option/SAR values.The company had Employment Agreements in 2003 as follows:

Alex J. Gonzalez has an employment Agreement with the company which provides for a 5 year employment period renewing for 5 years more unless renegotiated or terminated. The position is that of Chief Executive Officer. It provides for salary of $250,000 per year. In the event of accrual, the accrual portion may be converted to stock @ 80% of average closing bid during the month prior to converted. Certain customary health and D&O insurance is provided along with a death benefit of 50% of base pay for 36 months following date of death. In the event of termination by employer, at its option, employer shall pay two times the base salary for sixty months from date of termination plus normal compensation for 60 days after Notice of Termination. In addition, $1,250,000 shall be due in cash or registered common stock of the Company based on the 10-day average prior to termination. The agreement provides for other severance payment of up to 60 months pay in the event of terminating business or disability or demotion which causes employee to terminate, or voluntary termination. In additions Mr. Gonzalez was awarded 2,000,000 shares as a signing bonus which was vested on April 1, 2004.

Joe Chris Alexander has an employment agreement with the Company for the position of Vice President of Operations for a term of 3 years renewable for an additional like term, at a salary of $125,000 per year. It provides for customary benefits including insurance. It granted 1,000,000 shares as a signing bonus, awarded over 3-year term in equal annual installments. It also provides a death benefit of 50% of one years' salary.

The Company has an employment agreement with Ronald J. Marosko for the position of Vice President of Engineering for $125,000 per year for a three-year term with an additional like renewal term. The contract provides customary benefits disability payments and health insurance. A signing award of 1,000,000 common shares of the Company was awarded to Mr. Marosko vesting one-third of such stock in each of three years of employment. There is a death benefit of 50% of base salary for the succeeding twelve months after death.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of March 1, 2004 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.





         Name and Address of                         Amount and Nature of
         Beneficial Ownership                        Beneficial Ownership               Percent of Class
         --------------------                        ---------------------              -----------------

         Patrick Cordero
         Strategic Abstract & Title                  2,096,653                          6.74%
         Beneficially

         Alex Gonzalez                               9,380,000                          30.15%
         Chairman and CEO                            (note 1)
         104 West Callaghan
         Fort Stockton, Texas  79735


         Jasper Knabb                                2,089,000                          6.71%
         President and Director
         104 West Callaghan
         Fort Stockton, Texas  79735

         Jaime Velasco                               1,100,000                          3.91%
         Executive Vice President
         104 West Callaghan
         Fort Stockton, Texas  79735

         Lorenzo Clark                               0                                  0
         Chief Technology Officer
         104 West Callaghan
         Fort Stockton, Texas  79735


         Dr. Cecil R George, MD                      2,700                              .008%
         Director
         104 West Callaghan
         Fort Stockton, Texas  79735

         William Lawson Allen                        60,000                             .19%
         Director
         104 West Callaghan
         Fort Stockton, Texas  79735

         John Richard Morrow                         80,000                             .26%
         Director
         104 West Callaghan
         Fort Stockton, Texas  79735

         James Bentley King                          20,000                             .64%
         Director
         104 West Callaghan
         Fort Stockton, Texas  79735


         All Executive Officers
         and directors as a Group                    12,881,040                         46%

(Note 1) Alex Gonzalez will receive 2,000,000 shares as vested on April 1, 2004.

There are no outstanding arrangements that may result in a change in control of the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

On June 1, 2003, the Company entered into an agreement to purchase all the assets and assume certain liabilities of Momentum Online Computer Services, Inc. for 767,552 shares of common stock valued at $2,621,410. The original agreement called for a purchase price of 436, 856 shares. The acquisition was renegotiated in December to 767,552 shares. This purchase expanded the Company's Internet Service Provider area to the Highway 281 of Texas corridor, which extends roughly from south of the Dallas, Fort Worth area to the north of San Antonio. The Company is presently involved in a lawsuit and other legal matters with the former owner of Momentum over the agreement and ownership of the assets purchased on June 1, 2003. See "Legal Proceedings".

Assets Acquired were:
                  Cash                               $12,053
                  Accounts receivable                123,490
                  Inventory                           26,717
                  Equipment and furniture            280,425
                  Goodwill - Internet
                      Subscribers                  2,492,202
                                                    ---------
                           Total Assets           $2,934,887
                                                   ==========
Liabilities Assumed were:
                  Accounts payable                   $97,792
                  Accrued payroll                     24,177
                  Accrued interest                     1,123
                  Accrued taxes                       17,891
                  Lines of credit                     59,422
                  Notes payable                       59,250
                  Long - Term debt                    54,222
                                                      ------
                           Total Liabilities        $313.877
                                                    ========

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Kolinek Internet service for 140,240 shares of common stock. The acquisition was valued at $42,072. The original agreement called for a purchase price of 7,012 shares of common stock. The acquisition was renegotiated in December 2003 to 140,240 shares. This purchase expanded the Company's Internet Service Provider area in the Highway 281 of Texas corridor.

Assets Acquired:
                  Goodwill - Internet
                           Subscribers               $42,072

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 2,096,653 shares of common stock valued at $680,600. The original agreement called for a purchase price of 104,166 shares of common stock. The acquisition was renegotiated in January 2004 to 2,096,653 shares. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation.

                           Assets Acquired:

                  Cash                               $15,425
                  Accounts receivable                  3,161
                  Buildings                          285,000
                  Equipment and furniture            234,858
                  Goodwill                            89,552
                                                      ------
                           Total Assets             $628,996
                                                     ========

On or about July 1, 2003, the Company acquired all the outstanding shares of US Mex Communications and West Texas Horizons for 1,103,320 shares of the Company's common stock valued at $330,996 and the assumption of $51,000 in notes payable. The note was paid in full with the December 18, 2003 notes payable. The original agreement called for a purchase price of 55,166 shares of common stock. The acquisition was renegotiated in January 2004 to 1,103,320 shares. The acquired company sells phone cards and provides pay phone services in Southwestern Texas. All assets, liabilities and operations have been transferred to Wire Frontier Internet, Inc. (Texas). The corporations are now inactive subsidiaries at December 31, 2003.

Assets Acquired:

                  Equipment and furniture   $270,682
                  Goodwill                   381,996
                                              -------
                           Total Assets     $652,678
                                             ========

Liabilities Assumed:
                  Accounts payable          $  51,000
                  Notes payable               270,682
                                               ------
                          Total Liabilities  $321,682
                                             ========

On September 30, 2003 the Company entered into an Asset Purchase Agreement with Limited Liability Partnership to purchase certain assets and Internet subscribers of the Partnership. The purchase price was 165,000 shares of the Company's common stock and a note for $50,000. The shares are to be issued April 16, 2004. The actual number of shares to be issued is based on the trading price of Company's stock on that date.

Assets Acquired:

                  Equipment and furniture   $46,950
                  Goodwill - Internet
                           Subscribers      168,050
                                            -------
                           Total           $215,000
                                           ========

Liabilities Assumed:
                  Note payable              $50,000
                                            =======


As of December 31, 2003, Wireless-TX had no outstanding loans to shareholders or its officers or directors.

Shares were issued to Officers, Directors, and Affiliates as a result of the acquisitions set forth hereinabove in 2003 as follows:

Jaime Velasco                               1,103,320 shares
for US MEX/West Texas Horizons

Robert McClung
for Momentum Online                           767,552 shares

Patrick Cordero
for Strategic Abstract & Title              2,096,653 shares


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this Annual Report.

Exhibit Number

2.1 Agreement and Plan of Merger among Fremont Corporation Networker Systems, Inc. and Wireless Frontier Internet, Inc.(1)

2.2  Asset Purchase Agreement(1)

3.1  Company's Articles of Incorporation (2)

3.2  Company's By-laws (2)

31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule13a-146.1 promulgated under the Securities Exchange Act of 1934

32.1 Certification  pursuant to 18 U.S.C.  Section 1950, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated January 14, 2004.

(2)  Incorporated by reference to the Company's  Registration  Statement on Form
     10

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Item 14. Principal Accounting Fees and Services

     General. Pollard-Kelley Auditing Services, Inc. is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining auditor independence.

     Audit Fees. Pollard-Kelley Auditing Services charged the Company fees which included, $16,759 for 2001 and 2002 audits, $10,838 financial statement for a subsidiary acquisition, in 2003 $4,534 for quarterly reviews, and $13,750 for audit on Fremont predecessor in 2003. D. Ronald Voss CPA billed $3,743 in 2003 for the audit of an acquired company

     There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003, except Zaher Nooromohamed billed $1,890 in 2002 and $1,490 in 2003 for tax filings.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

     All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 9, 2004      Wireless Frontier Internet, Inc.


                  By: /s/Alex Gonzalez
                  Alex Gonzalez, Chairman,CEO and acting CFO


                  By:/s/Jasper Knabb
                  Jasper Knabb, President and Director


Directors:

/s/Jim King
-----------------------------
/s/Cecil George
-----------------------------
/s/John Morrow
-----------------------------

                           Pollard-Kelley Auditing Services, Inc.

                           Auditing Services
                           3250 West Market St, Suite 307,
                           Fairlawn, OH 44333
                           330-864-2265

Wireless Frontier Internet, Inc. and Subsidiary
Fort Stockton, Texas

We have audited the Consolidated Balance Sheet of Wireless Frontier Internet, Inc. and Subsidiary as of December 31, 2003 and 2002 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referenced above present fairly, in all material respects, the financial position of Wireless Frontier Internet, Inc and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Momentum acquisition is currently in litigation. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no liabilities or losses that may result upon adjudication have been recognized in the accompanying financial statements.


/s/Terance L. Kelley
Terance L. Kelley
Certified Public Accountant
Fairlawn, Ohio
February 7, 2004


                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2003 and 2002


                                                           ASSETS

                                                                                  2003                  2002
                                                                                  ----                  ----
CURRENT ASSETS
        Cash                                                                    $ 226,324             $ 188,990
        Accounts receivable                                                       252,615               136,824
        Inventories                                                               171,477                59,615
        Prepaid expenses                                                            2,525                     -
                                                                                   ------               -------

             Total Current Assets                                                 652,941               385,429

FIXED ASSETS
        Buildings                                                                 375,000                     -
        Equipment                                                               2,086,873               621,079
        Vehicles                                                                  513,310                47,520
                                                                                 --------               ------
                                                                                2,975,183               668,599
        Less: Accumulated depreciation                                           (596,577)             (233,610)
                                                                                 ---------             ---------
                                                                                2,378,606               434,989

OTHER ASSETS
        Goodwill                                                                3,680,438               505,966
        Covenants not to compete                                                   10,000                10,000
                                                                                  -------               ------
                                                                                3,690,438               515,966
        Less: Accumulated amortization                                           (181,194)              (37,307)
                                                                                 ---------              --------
                                                                                3,509,244               478,659
        Shareholder receivables                                                         -                15,779
                                                                                 --------               ------
                                                                                3,509,244               494,438
                                                                                ----------              -------

             Total Assets                                                     $ 6,540,791           $ 1,314,856
                                                                              ============          ===========




continued


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        2003                  2002
                                                                                        ----                 ----
       CURRENT LIABILITIES
              Line of credits                                                         $ 225,656             $ 246,110
              Current portion of long -  term debt                                      147,730                75,041
              Notes payable                                                             458,165                     -
              Accounts payable                                                          627,384                27,084
              Accrued payroll                                                            28,106                17,675
              Accrued interest                                                            1,924                 5,451
              Accrued taxes                                                              14,980                12,774
                                                                                        -------               ------

                   Total Current Liabilities                                          1,503,945               384,135

       LONG - TERM DEBT
              Long - term debt                                                          616,772               485,877

       STOCKHOLDERS' EQUITY
              Common stock 100,000,000 shares authorized                                 31,113                14,906
                 31,112,816 and 14,906,000 shares outstanding
                 end of 2003 and 2002 respectively,
                 par value $.001 per share
              Additional contributed capital                                          5,868,468               650,410
              Retained deficit                                                       (1,474,747)             (220,472)
              Treasury stock                                                             (4,760)                   -
                                                                                         -------              -------
                                                                                      4,420,074               444,844
                                                                                      ----------              -------


                   Total Liabilities and Stockholders' Equity                       $ 6,540,791           $ 1,314,856
                                                                                    ============          ===========

See accompanying notes and accountant's report.

                        WIRELESS FRONTIER INTERNET, INC.
                         CONSOLIDATED INCOME STATEMENT
                 For the Years Ended December 31, 2003 and 2002

                                                                                  2003                             2002
                                                                                  ----                             ----

REVENUES
        Equipment Sales
             Revenues                                                          $ 1,930,091                      $ 1,442,901
             Cost of sales                                                         484,757                          865,201
                                                                                  --------                         -------
                  Gross profit equipment sales                                   1,445,334                          577,700
        Internet service
             Revenues                                                            1,769,010                          653,817
             Cost of sales                                                         989,869                          281,533
                                                                                  --------                         -------
                  Gross profit internet sales                                      779,141                          372,284
                                                                                  --------                         -------

TOTAL GROSS PROFIT                                                               2,224,475                          949,984

GENERAL AND ADMINISTRATIVE
        Advertising and promotion                                                   88,269                           19,199
        Amortization and depreciation                                              520,318                          155,754
        Legal and professional                                                     223,468                            7,500
        Auto and travel                                                            209,499                           58,057
        Commissions and contract labor                                              96,591                           14,702
        Office expenses and supplies                                               228,702                           52,967
        Insurance                                                                   48,658                           23,732
        Interest                                                                    71,081                           55,188
        Rent                                                                        43,878                           44,453
        Repairs and maintenance                                                     20,745                            5,229
        Salary and wages                                                         1,493,952                          434,618
        Taxes                                                                      259,325                           68,509
        Utilities                                                                  119,957                           39,885
                                                                                  --------                          ------
                                                                                 3,424,443                          979,793
                                                                                ----------                         --------
LOSS FROM OPERATIONS                                                            (1,199,968)                         (29,809)
        Other income                                                               488,704                            8,070
                                                                                  --------                         --------
NET INCOME/(LOSS)                                                               $ (711,264)                       $ (21,739)
                                                                                ===========                       ==========

        Average shares outstanding                                              21,647,297                       14,906,000
        Earnings/(Loss) per share                                                 $ (0.03)                             $ -

See accompanying notes and accountant's report.

                        WIRELESS FRONTIER INTERNET, INC.
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended
                           December 31, 2003 and 2002

                                                                       ADDITIONAL
                                     NUMBER OF            COMMON      CONTRIBUTED    RETAINED          TREASURY
                                     SHARES               STOCK         CAPITAL      DEFICIT            SHARES              TOTAL
                                     -------              -----         -------      -------            ------              -----
BALANCE  January 1, 2002               7,453,000        $ 1,000      $ 664,316      $ (198,733)             $ -           $ 466,583

Net Loss for 2002                             -              -              -          (21,739)               -             (21,739)
                                        --------         ------        --------       --------          -------             --------
BALANCE  December 31, 2002             7,453,000        $ 1,000      $ 664,316      $ (220,472)             $ -           $ 444,844

Recapitalize for stock split           7,453,000         13,906        (13,906)             -                 -                   -

Shares sold                            4,498,947         4,499       1,272,033              -                 -           1,276,532

Acquisitions
  Kolinek acquisition                    140,240           140          41,932              -                 -              42,072
  Strategic Abstract acquisition       2,096,653         2,097         678,503              -                 -             680,600
  Momuntum acquisition                   767,552           768       2,620,642              -                 -           2,621,410
  US Mex -West Texas acquisition       1,103,320         1,103         329,893              -                 -             330,996
  Xramp                                  165,000           165         164,835              -                 -             165,000

Merger with Fremont Corporation        5,861,900         5,862                -       (543,011)           (4,760)          (541,909)
  Debt exchanged for stock in merger     448,204           448         110,220              -                 -             110,668
  Services in connection with merger   1,125,000         1,125               -              -                 -               1,125

Net Loss for 2003                              -             -               -        (711,264)               -            (711,264)
                                      ----------        -------     -----------    ------------          --------          ---------
BALANCE December 31, 2003             31,112,816      $ 31,113     $ 5,868,468    $ (1,474,747)         $ (4,760)       $ 4,420,074
                                      ===========      =========   ============    =============         =========       ===========

See accompanying notes and accountant's report.

                        WIRELESS FRONTIER INTERNET, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002

                                                                                      2003                 2002
                                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the three months                                              $ (711,264)           $ (21,739)
        Adjustments to reconcile net earnings to net
          cash provided (used) by operating activities:
            Depreciation                                                              376,431              125,964
            Amortization                                                              143,887               29,790
            (Loss) on sale of assets                                                   (5,793)                   -
            (Less) Forgiveness of debt in Merger                                     (426,751)                   -
            Stock issued for services                                                   1,525                    -
          Changes in Current assets and liabilities:
            Decrease (Increase) in Accounts receivable                                  2,189             (101,406)
            Decrease (Increase) in Inventories                                        (85,145)             (59,615)
            Decrease (Increase) in Prepaid expenses                                    (2,525)                   -
            Increase (Decrease) in Accounts payable                                   495,415               26,747
            Increase in Accrued payroll                                                 8,489                9,752
            Increase (Decrease) in Accrued interest                                   (27,704)               3,464
            Increase (Decrease) in Accrued taxes                                      (13,743)               6,540
                                                                                      --------              -----
            NET CASH (USED) BY
                  OPERATING ACTIVITIES                                               (244,989)              19,497

CASH FLOWS FROM INVESTING ACTIVITIES
        Decrease/(Increase) in Shareholder receivables                                 15,779               (4,100)
        Purchase of Goodwill                                                                -             (222,875)
        Purchase of Covenant not to compete                                                 -               (5,000)
        Purchase of Fixed assets                                                   (1,506,871)             (81,247)
                                                                                   -----------             --------
            NET CASH PROVIDED (USED) BY
                  INVESTING ACTIVITIES                                             (1,491,092)            (313,222)

CASH FLOWS FROM FINANCING ACTIVITIES
        Sale of Common stock                                                        1,276,536                    -
        Borrowings on Lines of Credit                                                 245,000              178,414
        (Payments) on Line of credit - net                                           (324,875)                   -
        Borrowings on Notes Payable                                                   403,279                    -
        Increase in Long - term debt                                                  478,554              457,975
        Payments on Long - term debt                                                 (333,557)            (248,005)
                                                                                     ---------            ---------
            NET CASH USED BY
                  FINANCING ACTIVITIES                                              1,744,937              388,384
                                                                                   ----------              -------

NET INCREASE (DECREASE) IN CASH                                                         8,856               94,659
CASH AT BEGINNING OF PERIOD                                                           188,990               94,331
CASH ACQUIRED FROM MOMENTUM                                                            12,053
CASH ACQUIRED FROM STRATEGIC                                                           16,425                   -
                                                                                      -------                   -
CASH AT END OF PERIOD                                                               $ 226,324            $ 188,990
                                                                                   ==========            =========

See accompanying notes and accountant's report.


                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

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

On June 1, 2003, the Company entered into an agreement to purchase all the assets and assume certain liabilities of Momentum Online Computer Services, Inc. for 767,552 shares of common stock valued at $2,621,410. The original agreement called for a purchase price of 436, 856 shares. The acquisition was renegotiated in December to 767,552 shares. This purchase expanded the Company's Internet Service Provider area to the Highway 281 of Texas corridor, which extends roughly from south of the Dallas, Fort

                        WIRELESS FRONTIER INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Worth area to the north of San Antonio. The Company is presently involved in a lawsuit and other legal matters with the former owner of Momentum over the agreement and ownership of the assets purchased on June 1, 2003. See litigation footnote.

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Kolinek Internet service for 140,240 shares of common stock. The acquisition was valued at $42,072. The original agreement called for a purchase price of 7,012 shares of common stock. The acquisition was renegotiated in December 2003 to 140,240 shares. This purchase expanded the Company's Internet Service Provider area in the Highway 281 of Texas corridor.

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 2,096,653 shares of common stock valued at $680,600. The original agreement called for a purchase price of 104,166 shares of common stock. The acquisition was renegotiated in January 2004 to 2,096,653 shares. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation.

On or about July 1, 2003, the Company acquired all the outstanding shares of US Mex Communications and West Texas Horizons for 1,103,320 shares of the Company's common stock valued at $330,996 and the assumption of $51,000 in notes payable. The note was paid in full with the December 18, 2003 notes payable. The original agreement called for a purchase price of 55,166 shares of common stock. The acquisition was renegotiated in January 2004 to 1,103,320 shares. The acquired company sells phone cards and provides pay phone services in Southwestern Texas. All assets, liabilities and operations have been transferred to Wire Frontier Internet, Inc. (Texas). The corporations are now inactive subsidiaries at December 31, 2003.

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

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

On September 30, 2003 the Company entered into an Asset Purchase Agreement with Limited Liability Partnership to purchase certain assets and Internet subscribers of the Partnership. The purchase price was 165,000 shares of the Company's common stock and a note for $50,000. The shares are to be issued April 16, 2004. The actual number of shares to be issued is based on the trading price of Company's stock on that date.

On February 9, 2004 the Company entered into an Agreement for Purchase and Sale of Stock with all the shareholders of Office Products Incorporated Computed Division, a Kansas Corporation for $1,295,434. Payment is to be made in common stock based on the price of the Company's stock on the day of payment. However the stock shall not be valued at a price greater than $.75 per share. This agreement is effective January 1, 2004 and payment is to be made no later than May 9, 2004. See subsequence events footnote. The agreement will expand the Company's operations into the Great Bend, Kansas area.

As of December 31, 2003 the Company was a Wireless Internet Service Provider in southwest Texas, providing both wireless and dial-up services in addition to the equipment sales.

                            Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the six months for:
                                                     2003
                                                     ----
                                    Interest                    $74,608
                                    Income taxes                   -0-

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                                  Income taxes

The Company accounts for income taxes under a method, which requires a company to, recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company's net operating loss-carry forward at December 31, 2003 is approximately $890,000.

                          Depreciation and Amortization

The Company provides for depreciation of fixed assets utilizing the straight-line method to apportion costs over the following estimated lives:

                                                              Years
                                                              -----
                  Buildings                                     40
                  Equipment                                      5
                  Vehicles                                       5

The Company provides for amortization of purchased Goodwill, which represents the value of Internet subscribers purchased, utilizing the straight-line method, to apportion costs over a 15 year estimated life.

The Company provides for amortization of the covenants not to compete utilizing the straight-line method to apportion costs over the life of the covenant. Presently the Company has two covenants not to compete. One has a three-year life and the other has a five-year life.


                                Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

                              NOTE -2 FIXED ASSETS

Fixed assets are summarized by major classifications as follows:

         December 31,                      2003                       2002
                                           ----                       ----

         Buildings                      $375,000                  $         0
         Equipment                     2,068,873                       621,079
         Vehicles                        513,310                        47,520
                                         -------                        ------
                                       2,975,183                       668,599
         Accumulated Depreciation       (596,577)                     (233,610)
                                        ---------                     ---------
                                      $2,378,606                     $ 434,989
                                       ==========                     =========

    Depreciation expense for the years ended December 31, 2003 and 2002 was $376,431 and $125,964 respectively.

                 NOTE 3 - GOODWILL AND COVENANTS NOT TO COMPETE

Goodwill and covenants not to compete are summarized by major classifications as follows:

December 31,                                   2003                      2002
                                               ----                      ----

         Goodwill                         $3,680,438                   $505,996
         Covenants not to compete             10,000                     10,000
                                              ------                     ------
                                           3,690,438                    515,996
         Less:Accumulated amortization      (181,194)                   (37,307)
                                           ---------                    --------
                                          $3,509,244                   $478,659

Amortization expense for the years ended December 31, 2003 and 2002 was $143,887 and $125,964 respectively.

Future amortization expense for the next five years is as follows:

2004     $247,851
2005     $246,323
2006     $246,323
2007     $245,750
2008     $245,323

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

                              NOTE 4 - ACQUISITIONS

On June 1, 2003, the Company entered into an agreement to purchase all the assets and assume certain liabilities of Momentum Online Computer Services, Inc. for 767,552 shares of common stock valued at $2,621,410. The original agreement called for a purchase price of 436, 856 shares. The acquisition was renegotiated in December to 767,552 shares. This purchase expanded the Company's Internet Service Provider area to the Highway 281 of Texas corridor, which extends roughly from south of the Dallas, Fort Worth area to the north of San Antonio. The Company is presently involved in a lawsuit and other legal matters with the former owner of Momentum over the agreement and ownership of the assets purchased on June 1, 2003. See litigation footnote.

Assets Acquired were:
                  Cash                               $12,053
                  Accounts receivable                123,490
                  Inventory                           26,717
                  Equipment and furniture            280,425
                  Goodwill - Internet
                      Subscribers                  2,492,202
                                                   ---------
                           Total Assets           $2,934,887
                                                   ==========
Liabilities Assumed were:
                  Accounts payable                   $97,792
                  Accrued payroll                     24,177
                  Accrued interest                     1,123
                  Accrued taxes                       17,891
                  Lines of credit                     59,422
                  Notes payable                       59,250
                  Long - Term debt                    54,222
                                                      ------
                           Total Liabilities        $313.877
                                                    ========

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Kolinek Internet service for 140,240 shares of common stock. The acquisition was valued at $42,072. The original agreement called for a purchase price of 7,012 shares of common stock. The acquisition was renegotiated in December 2003 to 140,240 shares. This purchase expanded the Company's Internet Service Provider area in the Highway 281 of Texas corridor.

Assets Acquired:
                  Goodwill - Internet
                           Subscribers               $42,072

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE 4 - ACQUISITIONS - CONTINUED

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 2,096,653 shares of common stock valued at $680,600. The original agreement called for a purchase price of 104,166 shares of common stock. The acquisition was renegotiated in January 2004 to 2,096,653 shares. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation.

                           Assets Acquired:

                  Cash                               $15,425
                  Accounts receivable                  3,161
                  Buildings                          285,000
                  Equipment and furniture            234,858
                  Goodwill                            89,552
                                                      ------
                           Total Assets             $628,996
                                                    ========

On or about July 1, 2003, the Company acquired all the outstanding shares of US Mex Communications and West Texas Horizons for 1,103,320 shares of the Company's common stock valued at $330,996 and the assumption of $51,000 in notes payable. The note was paid in full with the December 18, 2003 notes payable. The original agreement called for a purchase price of 55,166 shares of common stock. The acquisition was renegotiated in January 2004 to 1,103,320 shares. The acquired company sells phone cards and provides pay phone services in Southwestern Texas. All assets, liabilities and operations have been transferred to Wire Frontier Internet, Inc. (Texas). The corporations are now inactive subsidiaries at December 31, 2003.

Assets Acquired:

                  Equipment and furniture   $270,682
                  Goodwill                   381,996
                                              -------
                           Total Assets     $652,678
                                             ========

Liabilities Assumed:
                  Accounts payable          $  51,000
                  Notes payable               270,682
                                              -------
                           Total Liabilities $321,682
                                             ========

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

December 31, 2003

NOTE 4 - ACQUISITIONS - CONTINUED

On September 30, 2003 the Company entered into an Asset Purchase Agreement with Limited Liability Partnership to purchase certain assets and Internet subscribers of the Partnership. The purchase price was 165,000 shares of the Company's common stock and a note for $50,000. The shares are to be issued April 16, 2004. The actual number of shares to be issued is based on the trading price of Company's stock on that date.

Assets Acquired:

                  Equipment and furniture            $46,950
                  Goodwill - Internet
                           Subscribers               168,050
                                                     -------
                           Total                    $215,000
                                                     ========

Liabilities Assumed:
                  Note payable                       $50,000
                                                     =======

                             NOTE 5 - NOTES PAYABLE

Lines of Credit:

On November 14, 2002, the Company entered into a Line of Credit Agreement with a local bank for $175,000 due March 7, 2004. The interest rate is 6.75%. The loan is secured by all accounts and other rights to payments, inventories, equipment, instruments and chattel paper, general intangibles, documents, and deposit accounts owned by the Company. The majority shareholder and officer of the Company also guarantee the loan. The balance due at December 31, 2003 was $170,000.

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed a Line of Credit Agreement dated November 11, 2002 with a local bank for $75,000 payable on demand and if no demand is made, then on November 22, 2003. The note is in default and is part of the Bankruptcy proceedings and litigation with the former owner of Momentum. See litigation footnote. The interest rate is 9%. The loan is secured by all monies the Company has on deposit with the bank. The note is guaranteed by the former shareholder of Momentum, who is also an Officer of the Company. At December 31, 2003 the balance outstanding under this agreement was $55,656.

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

December 31, 2003

                       NOTE 5 - NOTES PAYABLE - CONTINUED

Notes Payable:

In connection with the Momentum acquisition, on April 1, 2003 the Company entered into a loan agreement with an individual and shareholder for $59,250 for working capital funds advance to the Momentum since inception. The loan is due on demand with an 8% interest rate. Accruing interest is due monthly. The note is unsecured. The balance due at December 31, 2003 was $54,885.

On September 30, 2003 as part of the Xramp agreement the Company agreed to pay $50,000. The agreement carries no stated rate of interest and is to be paid by April 16, 2004.

On December 18, 2003, the Company entered into a loan agreement with a Bank for $353,279. The interest rate varies at 2 points over the Wall Street Journal Prime Rate. The rate at December 31, 2003 was 6%. The Note is due March 18, 2004. The note is secured by all vehicles, office equipment, accounts receivable, telephone equipment and all other assets. At December 31, 2003 the balance outstanding under this agreement was $353,279.

Long - Term Debt:

On June 15, 2001, the Company entered into a loan agreement with Fort Stockton Development Corporation for $50,000. The interest rate is 3% and is due in full on June 15, 2004. The loan will be forgiven in proportion to the number of full time jobs created at a ratio of $2,000 per full time job. Furniture, fixtures and equipment secure the note. To date the Company has added over 20 full time jobs under this agreement. In the second quarter of 2003 the Company met the requirements for complete forgiveness of this loan. Accordingly the balance outstanding was written off to Other income during 2003. At December 31, 2003 the balance outstanding under this agreement was $0

On June 29, 2001, the Company entered into a loan agreement with a local bank for $27,000. The initial interest rate on the loan was 9% that varied with the Wall Street Journal Prime Rate. The rate at December 31, 2002 was 6.25%. The loan calls for 60 monthly payments of $563 including interest. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

On September 4, 2001, the Company entered into a loan agreement with a local bank for $40,000. The interest rate is 8%. The loan calls for 60 monthly payments of $813

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

December 31, 2003

NOTE 5 - NOTES PAYABLE-CONTINUED

including interest. The vehicle purchased secures the loan. This loan was paid off during the 2003, in connection with its assumption in a vehicle purchase, by one of the Company's employees. At December 31, 2003 the balance outstanding under this agreement was $0.

On April 15, 2002, the Company entered into a loan agreement with a local bank for $16,350. The loan calls for monthly payments of $621 including interest. The initial interest was 6.75%, which varies with the Wall Street Journal Prime Rate. The rate at December 31, 2002 was 6.25%. The loan is unsecured, however the bank has the right of offset in all the Company's accounts with the lender. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

On May 30, 2002, the Company entered into a loan agreement with a local bank for $469,073. The loan calls for 24 monthly payments of $7,000, followed by 47 monthly payments of $8,500 and 1 payment of $11,603. All payments include interest at 6.75%, which varies with the Wall Street Journal Prime Rate. The interest rate at December 31, 2002 was 6.25%. The loan is secured by all equipment, accounts receivable, and inventories whether now owned or hereafter acquired, wherever located. Certain shareholders and officers of the Company also guarantee the loan. The balance due at December 31, 2003 was $387,580.

On January 8, 2003, the Company entered into a loan agreement with a local bank for $14,500. The loan calls for 30 monthly payments of $532 including interest. The initial interest was 7.5%, which varies with Wall Street Journal Prime Rate. The loan is secured by the vehicle purchased. Certain shareholders and officers of the Company also guarantee the loan. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

On April 15, 2003, the Company entered into a loan agreement with a local bank for $88,340. The loan calls for 60 monthly payments of $1,566 plus interest. The initial interest was 6.75%, which varies with the Wall Street Journal Prime Rate. The loan is secured by the installation vehicles purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $80,563.

On April 15, 2003, the Company entered into a loan agreement with a Finance Company for $28,394. The loan calls for 60 monthly payments of $473 including 0% interest. The

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

                        NOTE 5 - NOTES PAYABLE-CONTINUED

loan is secured by the vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $24,608.

On April 21, 2003, the Company entered into a loan agreement with a local Credit Union for $35,402. The loan calls for 70 monthly payments of $504 plus interest at 6.75%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $31,581.71.

On April 21, 2003, the Company entered into a loan agreement with a bank for $38,702. The loan calls for 60 monthly payments of $645 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $35,299.

On April 21, 2003, the Company entered into a loan agreement with a bank for $35,402. The loan calls for 62 monthly payments of $571 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $32,134.

On May 1, 2003, the Company assumed a loan of an employee in exchange for the vehicle secured by the loan. The loan amount assumed was financed by a Finance Company and was for $32,005, the balance due at May 1, 2003. The loan calls for 40 additional monthly payments of $762 plus interest at 0%. The loan is secured by the installation vehicle purchased. The employee of the Company is still liable for the loan. The balance at December 31, 2003 outstanding under this agreement was $25,906.

On May 1, 2003, the Company entered into a loan agreement with a Finance Company for $40,546. The loan calls for 60 monthly payments of $676 plus interest at 0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $35,140.

On May 27, 2003, the Company entered into a loan agreement with a local bank for $40,768. The loan calls for 60 monthly payments of $807 including interest at 7.0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The loan was paid in full in 2003 as

                WIRELESS FRONTIER INTERNET, INC.AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE 5 - NOTES PAYABLE-CONTINUED

part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

On May 27, 2003, the Company entered into a loan agreement with a local Bank for $41,407. The loan calls for 60 monthly payments of $820 plus interest at 7.0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

In May 2003, the Company entered into a loan agreement with an individual for $90,000 backdated to May 1, 2001 to purchase the Company's headquarters building in Fort Stockton, Texas. Rent paid since May 1, 2001 has been applied to the note and recorded as other income in the first quarter of 2003. The loan calls for 180 monthly payments of $900 including interest at 8.759%. The note is secured by the building. The balance at December 31, 2003 outstanding under this agreement was $79,865.

On June 1, 2003, the Company entered into a loan agreement with a finance company for $13,500. The loan calls for 28 monthly payments of $533 plus interest at 7.5%. The loan is secured by the installation vehicle purchased. An officer of the Company also guarantee the loan. The balance at December 31, 2003 outstanding under this agreement was $9,601.

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed the following loans:

On October 18, 2000 the Company entered into a loan agreement with a finance company for $25,860 to purchase a vehicle. The loan calls for 48 monthly payments of $658 including interest at 10.2%. The installation vehicle secures the note. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $5,732.

On February 5, 2001 the Company entered into a loan agreement with a finance company for $4,100 to purchase equipment. The loan calls for 36 monthly payments of $141 including interest at 16.5%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $0.

                WIRELESS FRONTIER INTERNET, INC.AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

                        NOTE 5 - NOTES PAYABLE-CONTINUED

On February 6, 2001 the Company entered into a loan agreement with a finance company for $18,929 to purchase equipment. The loan calls for 36 monthly payments of $637 including interest at 14.6%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $0

On April 16, 2001 the Company entered into a loan agreement with a finance company for $17,125 to purchase equipment. The loan calls for 36 monthly payments of $586 including interest at 15.9%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $1,281.

On July 10, 2001 the Company entered into a loan agreement with a local bank for $54,785 to purchase equipment. The loan is due on demand and if no demand is made, then 35 monthly payments of $1,771 including interest at 10.0%. The equipment secures the note along with funds that the Company has on deposit with the bank. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $8,685.

On February 6, 2002 the Company entered into a loan agreement with a finance company for $10,584 to purchase equipment. The loan calls for 24 monthly payments of $545 including interest at 25.5%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance at December 31, 2003 outstanding under this agreement was $0.

On December 30, 2002 the Company entered into a loan agreement with a finance company for $13,600 to purchase equipment. The loan calls for 36 monthly payments of $465 including interest at 15.9%. The equipment secures the note. The balance at December 31, 2003 outstanding under this agreement was $6,587.

In connection with the US Mex-West Texas Horizon agreement the Company assumed the debt payments for one year on certain loans for phone card terminals and pay phones. The amount assumed was $321,682. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE 5 - NOTES PAYABLE-CONTINUED

Total Long-Term debt at December 31 is as follows:
                                                                      2003
                                                                      ----
         Long-term debt                                               $764,502
Less Current portion                                                  (147,730)
                                                                      ---------
         Long-term debt                                              $ 616,772
                                                                      =========

Maturities on long-term debt are as follows:
                  Year ending December 31,

2009          $147,730
2010           137,108
2011           135,379
2012           135,678
2013           108,586
Thereafter     100,021

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

The Board of Directors in their October 1, 2003 meeting agreed to allocate 10,000,000 shares to the Employee Stock Option Plan to be established later. There has been no further action as of this time.

NOTE 7 - EQUITY

In January 2004 the Company renegotiated all but one of the Company's acquisitions and most of its stock sale contracts entered into during 2003. The additional shares issued resulting from these negotiations are reflected in these financial statements as if they were issued at the time of the original contract.

In 2003 the Company sold 4,498,947 shares of Common stock for $1,276,532. The original number of shares sold was 461,418. The sales were renegotiated in January 2004 to 4,498,947 shares. The additional shares issued resulting from these negotiations have been reflected in these financial statements as if they were issued at the time of the original sale.

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

                              NOTE 8 - COMMITMENTS

The Company leases real estate in Sanderson, Texas under a five-year agreement due to expire in 2008. The lease calls for monthly payments of $650 per month.

The Company leases real estate in Fort Stockton, Texas under a five-year agreement due to expire in 2008. The lease calls for monthly payments of $750 per month.

The Company leases real estate in Alpine under a three-year agreement due to expire in 2005. The lease calls for monthly payments of $675 per month.

The Company leases equipment on a 36 month lease from Pinnacle Towers due to expire in 2006. The lease calls for monthly payments of $324.48 per month.

The Company leases real estate in Marble Falls, Texas under a 5-year agreement due to expire April 30, 2008. The company may terminate this lease at any time after the third full year of the lease with six months notice. The lease calls for monthly payments of $1,200 per month.

The Company leases antenna space on the Kingsland site in Kingsland, Texas under a five-year agreement due to expire in 2006. The lease calls for monthly payments of $275 per month. The lease has two automatic five year term renewals unless cancelled with 90 day notice.

The Company leases antenna space on the Rebecca Creek site in Spring Branch, Texas under a five-year agreement due to expire in 2006. The lease calls for payments of $250 per month. The lease has two automatic five-year renewals unless cancelled with 90-day notice.

The company leases antenna space on the Fairland site in Marble Falls, Texas under a five-year agreement due to expire in 2006. The lease calls for payments of $200 per month. The lease has two automatic five-year renewals unless cancelled with 90-day notice.

The Company leases antenna space on the Burnet site in Burnet site in Burnet, Texas under a five-year agreement due to expire in 2006. The lease calls for payments of $200 per month. The lease has two automatic five-year renewals unless cancelled with 90-day notice.

The Company leases antenna space on the N-R Ranch site in Blanco, Texas under a five year agreement due to expire in 2004. The lease calls for payments of $100 per month.

                  WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE 8 - COMMITMENTS - CONTINUED

The lease has unlimited automatic five-year renewals unless cancelled with a 60 day notice.

The Company leases antenna space on the Storage Tank site in Llano, Texas under a five year agreement due to expire in 2007. The lease calls for payments of $200 per month. The lease has one automatic three-year renewal unless cancelled with 30-day notice.

The Company leases real estate from Robert McClung in Blanco, Texas on an on-going basis. The lease calls for monthly payments of $1,200 per month.

The Company leases antenna space from Uptown Blanco LTD in Blanco, Texas under a three-year agreement due to expire in 2006. The lease calls for payments of $200 per month.

The Company leases antenna space William Proctor in Blanco, Texas under a three-year agreement due to expire in 2006. The lease calls for payments of $100 per month.

The Company leases antenna space on the Bulverde VFW Tower site in Blanco, Texas under a three-year agreement due to expire in 2006. The lease calls for payments of $100 per month.

The Company leases antenna space on the Kings Point Water Tower in Blanco, Texas under a three-year agreement due to expire in 2006. The lease calls for payments of $100 per month.

The Company leases antenna space from Blanco Communications in Blanco, Texas under a three-year agreement due to expire in 2006. The lease calls for payments of $100 per month.

Future minimum lease payments are as follows:
2009     $79,494
2010     $65,094
2011     $56,994
2012     $56,994
2013     $56,994

                WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

                       NOTE 9 - RELATED PARTY TRANSACTIONS

There are no significant related party transactions during 2003.

The Company has advanced funds to Shareholders and Officers of the Company totaling $15,779 at December 31, 2002. The advances are non-interest bearing and are due on demand. These advances were paid in full in 2003.

NOTE 10 - LITIGATION

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

NOTE 11 - SUBSEQUENT EVENTS

In January 2004 the Company renegotiated all but one of the Company's acquisitions and most of its stock sale contracts entered into during 2003. The additional shares issued resulting from these negotiations have been reflected in these financial statements as if they were issued at the time of the original contract.

On February 9, 2004 the Company entered into an Agreement for Purchase and Sale of Stock with all the shareholders of Office Products Incorporated Computed Division, a Kansas Corporation for $1,295,434. Payment is to be made in common stock based on the price of the Company's stock on the day of payment. However the stock shall not be valued at a price greater than $.75 per share. This agreement is effective January 1, 2004 and payment is to be made no later than May 9, 2004. See subsequence events footnote. The agreement will expand the Company's operations into the Great Bend, Kansas area. This transaction has not been reflected in the 2003 financial statements.