Form 10KSB/A
period 2003-12-31
WIRELESS FRONTIER INTERNET INC
filed 2004-05-13
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


                        WIRELESS FRONTIER INTERNET, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)



===============================================================================
         Delaware                   0-08281                 75-2771930
-------------------------------------------------------------------------------
     (State or other       (Commission File Number)        (IRS Employer
     jurisdiction of                                    Identification No.)
      incorporation)
===============================================================================



             104 West Callaghan, Fort Stockton, Texas          79735
             ----------------------------------------        ---------
             (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code: (432) 336-0336
                                                          --------------


     Securities registered under Section 12 (b) of the Exchange Act: NONE


       Securities registered under Section 12 (g) of the Exchange Act:
                   Common Stock Par Value $ 0.001 per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    No X
                                      ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,402,618 common shares as of March 31, 2004.

Transitional Small Business Disclosure Format (check one):

                                   Yes    No X
                                      ---   ---

                                EXPLANATORY NOTE

      Wireless Frontier Internet, Inc. ("Wireless Frontier") hereby amends and restates in their entirety Items 1-6 and 8-14 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Original Form 10-KSB") that was filed with the Securities and Exchange Commission on April 12, 2004, in order to correct certain disclosures made in the Original Form 10-KSB and to add certain other disclosures required to be made therein pursuant to Form 10-KSB.

      Please note that the information contained in the financial statements and notes thereto in the Original Form 10-KSB is not being amended and does not reflect events occurring subsequent to the filing of the Original Form 10-KSB. Wireless Frontier therefore recommends that this amendment be read in conjunction with the financial statements filed as part of the Original Form 10-KSB.

      Other than in the financial statements and notes thereto or as specifically set forth herein, all share information reflects all stock splits effected prior to the date this Amended Annual Report is filed with the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS..........................................5
Item 2.     DESCRIPTION OF PROPERTY.........................................18
Item 3.     LEGAL PROCEEDINGS...............................................18
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............18


                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND  RELATED STOCKHOLDER MATTERS.......19
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................20
Item 7.     FINANCIAL STATEMENTS............................................28
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................28


                                    PART III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS................................30
Item 10.    EXECUTIVE COMPENSATION..........................................33
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................35
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................37
Item 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K..........................37
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES..........................38

                                     PART I


Item 1.     DESCRIPTION OF BUSINESS

History
-------

Fremont Corporation was incorporated in the State of Utah, on April 22, 1955 under the name of Fremont Uranium Corporation. On July 1, 1993, Fremont Uranium Corporation effected a change of domicile merger and became incorporated in the State of Delaware. It changed its name to Fremont Corporation ("Fremont") at such time.

In 1995 Fremont entered into a Share Exchange Agreement with Million Treasure Enterprises Limited, a British Virgin Islands corporation ("Million") to acquire Winfill Holdings International Limited. Fremont owned 100% of Winfill Holdings International Limited, a British Virgin Islands corporation ("Winfill Holdings"). Winfill owned a 98% interest in South China Bicycles Winfill Limited ("SCBW"), a Sino-foreign joint venture. The remaining 2% interest in SCBW was owned by South China Bicycle (Holdings) Limited ("SCH"), a related party. SCBW conducted its operations in the People's Republic of China.

Winfill Holdings was engaged in the bicycle manufacturing business. Its business failed due to lack of capital to sustain operations and bad debt and all business was discontinued in 1998. Fremont was dormant for three years and in 2003 new auditors were engaged and negotiations begun for the Wireless Frontier Internet business.

On September 30, 2003, our private company, Partners Alliance Group, Inc. ("PAG") entered into an Agreement and Plan of Merger with Fremont, the publicly-traded company. Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of Fremont, was merged with PAG. The shareholders of PAG exchanged all the outstanding shares of PAG for 32,053,158 shares of the common stock of Fremont in a one for one exchange. As a result of this transaction, PAG became a wholly owned subsidiary of Fremont. This combination was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. In addition, Fremont entered into an Asset Purchase Agreement with Million. Pursuant to this agreement, Million acquired all of Fremont's equity interest in Winfill for Million's return to Fremont of the 661,654 shares of common stock, on a pre-split basis, held by Million, the cancellation of Million's warrant to purchase 2,000,000 shares of common stock, on a pre-split basis, and the forgiveness of all sums owed by Fremont to Million. In connection with this transaction PAG recognized $426,751 as other income in the third quarter of 2003 as forgiveness of debt.

All references in this Amended Annual Report to "the Company", "we", "our" or "us" refer to Fremont, after giving effect to the merger with PAG, including the operations of PAG prior to the merger.

On September 30, 2003, the Company entered into an Asset Purchase Agreement with Bartell & Griffith, LTD. L.L.P. d/b/a Xramp to purchase certain assets and Internet subscribers of the partnership for 294,643 shares of common stock and a note for $50,000.

On February 9, 2004, the Company entered into an Agreement for Purchase and Sale of Stock with all the shareholders of Office Products Incorporated Computed Division, a Kansas Corporation for $1,295,434. Payment is to be made in common stock based on the price of the Company's stock on the day of payment. However the stock shall not be valued at a price greater than $.75 per share. This agreement is effective January 1, 2004 and payment is to be made no later than May 9, 2004. This purchase will expand the Company's operations into the Great Bend, Kansas area.

The history of PAG prior to its merger with Fremont is as follows:

On July 7, 1998, PAG was incorporated under the laws of the State of Texas for the purpose of selling computer components in Texas and Colorado. On February 8, 2000 the controlling interest in PAG was purchased by the then-minority shareholder, executive officer and director of PAG, Alex Gonzalez. On January 1, 2001, West-Tex Internet, Inc. contributed its assets to PAG, which established PAG as an Internet service provider. On November 30, 2001, PAG acquired Overland Network, Inc. a company engaged in providing dial up and broadband wireless Internet services in the Trans Pecos region of Texas. This purchase expanded PAG's Internet service provider area to include Terlingua, Presidio, Sanderson, Sheffield, Comstock, Big Bend National Park and Heath Canyon, Texas areas.

On May 31, 2002, PAG purchased the assets and operations of Brooks Data Consultants, Inc. for $245,000. This purchase expanded PAG's Internet Service Provider area to include Terlingua, Presidio, Sanderson, Sheffield, Comstock, Big Bend National Park and Heath Canyon, Texas areas. PAG also obtained, for $5,000, a five-year covenant not to compete, within a 50-mile radius of PAG's operations including the areas purchased, from Brooks Data Consultants.

On January 20, 2003 PAG's Board of Directors declared a 100 to 1 stock split increasing the authorized common shares from 1,000,000 to 100,000,000, prior to our merger.

On April 1, 2003, PAG changed its name to Wireless Frontier Internet, Inc., a Texas corporation.

On May 28, 2003 PAG's stockholders exchanged all the outstanding shares of PAG for 14,906,000 shares of common stock.

On June 1, 2003, PAG entered into an agreement to purchase all the assets and assume certain liabilities of Momentum Online Computer Services, Inc. ("Momentum") for 873,712 shares of common stock. In December 2003, the purchase agreement and certain terms of the employment agreement entered into with Robert McClung, the CEO and principal shareholder of Momentum, were satisfied by the issuance of 138,430 shares and 800,000 shares, consecutively, to Robert McClung increasing the total to 1,673,712 shares of common stock. This purchase expanded PAG's Internet Service Provider area to the Highway 281 corridor, that extends roughly from south of the Dallas, Fort Worth area to the north of San Antonio.

On June 30, 2003, PAG entered into an agreement to purchase all the assets of Kolinek Internet service for 28,048 shares of common stock. The purchase price for the acquisition was renegotiated in December 2003 to 280,480 shares of common stock. This purchase expanded PAG's Internet Service Provider area in the Highway 281 corridor.

On June 30, 2003, PAG entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for 416,664 shares of common stock. The purchase price for the acquisition was renegotiated in January 2004 to 4,166,640 shares of common stock. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation. Strategic Abstract & Title Corporation is a title company. Strategic is continuing its operations as a wholly-owned subsidiary. The purchase of this company was primarily for the assets which include a building in downtown Fort Stockton, TX where our telecommunications staff is located and a building near downtown Midland, TX giving us the ability to house our infrastructure and begin expanding our dial-up and wireless services in the Midland/Odessa and Big Springs regions immediately.

On or about July 1, 2003, PAG acquired all the outstanding shares of US Mex Communications and West Texas Horizons for 220,664 shares of common stock and the assumption of $51,000 in notes payable. The note was paid in full with the December 18, 2003 notes payable. The purchase price for the acquisition was renegotiated in January 2004 to 2,206,640 shares of common stock. The acquired company sells phone cards and provides pay phone services in Southwestern Texas.

Business of the Company
-----------------------

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

The Company offers broadband Internet service through a network of point-to-point and point-to-multipoint wireless networks. The Company uses terrestrial circuits to connect the Internet backbone and then distributes the signal through a series of towers and repeaters to customer premise equipment
(CPE) located at the subscriber's residence or business. Also, by utilizing the expertise of the Company's Network Engineers, the Company delivers value added services to its subscribers by offering network integration services. This service is provided by selling, installing and maintaining the hardware necessary for virtual private networks (VPN's), Voice over IP (VoIP) and data integration services.

The Company will focus its primary marketing efforts on providing wireless broadband access services to customers located in rural areas of Texas and Kansas and then throughout the United States. The Company will also focus on cities of less than 150,000 inhabitants. As the Company positions itself as a high quality service provider, it targets to offer network reliability complemented by quality customer support.

Strategy
--------

Our business strategy revolves around the need to provide quality wireless and dial-up Internet access to clients, in the process fully satisfying their Internet data needs, at a fraction of the time and cost of traditional wire-line providers. Our intent is to grow our customer base as rapidly as possible, while maintaining a higher than average level of service and support for the customers and their needs. We intend to implement our growth strategy through the marketing of services and the acquisition of both dial-up and wireless Internet service providers. In addition, we intend to continue our networking and telecommunications equipment sales.

Our business will also focus on increasing Wi-fi penetration in a greater market area. Our services are designed and intended to deliver efficient, reliable, and cost-effective solutions; bringing high-speed Internet access to rural markets within the United States. We believe that we are in a position to meet the Internet access needs of Wi-fi consumers. Users in rural areas require broadband access to the Internet, but often may not have access to cable or digital subscriber line connections from traditional service providers. These customers are typically found in cities with less than 150,000 inhabitants in North America, and in most suburban and semi-rural areas where there are few Internet access options other than traditional telephone dial-up connections.

Consumers in rural areas desire affordable high-speed Internet access. Consumer demand in rural areas for faster, broadband transmission speeds has largely remained unsatisfied because a growing portion of the market has found itself "priced out" of the "broadband revolution". Especially critical in this regard has been the ability to deliver broadband content over the "last mile" (the connection between the Internet backbone and the end-user), which is the central data bottleneck in telecommunications networks today.

We are focused on providing the solution to the "last mile" problem faced by traditional wired telecommunications services, namely the ability to build out a network that provides the level of services demanded by end users. In medium to small markets, and in areas of the United States with limited or no existing telecommunications infrastructure, the cost to install or upgrade wired services to provide the level of access customers expect is prohibitive. We believe that our fixed wireless Internet access services are faster and less expensive to deploy than traditional wired services, with a lower cost-per-user to install, deploy and manage.

Our wireless network services are designed to operate in the license-free ISM radio spectrum, which facilitates a more rapid and low-cost market introduction for service providers than for licensed or hardwire solutions. Our products utilize direct sequence spectrum or DSS communications, which ensures reliable, secure, low-interference communications.

The Market
----------

The market for our fixed wireless access service is driven by the worldwide demand for Internet access as well as the increasing demand for high speed Internet access. Our target market in North America is comprised of cities with a population of fewer than 150,000, suburban areas of larger cities and industrial parks. In these markets, our services address the demands of organizations and consumers who require broadband access to the Internet, but often do not have access to cable or digital subscriber line connections from traditional service providers. We believe that the growth of our business will be driven by the following:

      o     growth in the number of Internet users world wide;

      o     growing demand for high speed Internet access;

      o scarcity of access technologies that are capable of efficiently and economically delivering more than 1 Mbps;

      o     lack of wireline infrastructures; and

      o lack of suitable broadband access technologies in rural and suburban areas in North America.


In meeting these market requirements, we believe our fixed wireless access service offers the following features:

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

Regulation of Wireless Communications
-------------------------------------

Currently, our technology is deployed in license free frequency bands. As such, our products are not subject to any wireless or transmission licensing in the United States, Canada and many other jurisdictions worldwide. The products do, however, have to be approved by the Federal Communications Commission, for use in the United States, Federal Ministry of Industry and Department of Industry in Canada, for use in Canada, and other regulatory bodies for use in other jurisdictions, to ensure they meet the rigorous requirements for use of these bands.

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

Risk Factors
------------

The information in this Amended Annual Report contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "hopes," "believes," "plans," "anticipates," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

Our litigation with Momentum could have a material adverse affect on our operations.

      On June 1, 2003 we purchased the assets of Momentum. Momentum has filed suit seeking rescission of the of the purchase agreement and restoration of the parties to their positions prior to June 1, 2003, as if no agreement existed. In 2003, the revenue generated by the assets purchased from Momentum represented 24.6% of our revenue for that year. We are vigorously defending this matter. In the event we are not successful in this litigation we would no longer own the assets that we acquired from Momentum and our revenues would substantially decline. This would have a material adverse effect on our business and results of operations. Regardless of the outcome of the litigation, it will likely result in substantial costs and diversion of resources and management attention.

We have a limited operating history.

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

If we are unable to obtain additional financing, our ability to repay indebtedness already due and to grow and expand would be significantly limited.

      We were required to repay $1,315,000 in convertible debentures no later than April 11, 2004. We are currently negotiating with the holders of the debentures representing this indebtedness to extend the maturity of the indebtedness. There can be no assurance, however, that we will enter into definitive agreements to extend the indebtedness. In addition, we will need to raise additional capital in order to repay the indebtedness. In order to meet this repayment obligation and in order to further grow our business, we are pursuing a potential private placement of our equity securities. We cannot be assured that our proposed private placement of equity securities will be completed or that it would generate sufficient proceeds for us to satisfy our obligations under the debentures. Even if the proposed private placement were to be completed, we cannot be assured that it would be on terms favorable to us. If adequate funds are not available, we will be unable to repay the indebtedness coming due or to grow and expand our business in which case, there would be substantial doubt about our ability to continue as a going concern.

We have incurred and may continue to incur losses.

      We began operations in 1998 and have incurred net losses from operations in each year since our inception. We currently intend to continue to invest in infrastructure development, applications development, sales and marketing, and acquisitions in order to execute on our business plan. We expect that we will incur losses for at least the next 12 months and there can be no assurances that we will ever be profitable.

Our operating results are likely to fluctuate.

      We are unable to forecast our revenues with certainty because of the unknown demand for our high-speed service and the emerging nature of the wireless data access industry. Our revenues could fall short of our expectations if we experience delays in completing the installation of our network or entering into agreements with additional channel partners. Our future operating results will be subject to annual fluctuations due to several factors, some of which are outside our control.

Our business model uses estimates to project revenues and cost, and those estimates may be inaccurate.

      Initial cost projections of providing high-speed reliable access to businesses are extremely difficult to develop. Although variables have been established for the mean installation cost and the cost of goods, they are dependent on many other independent variables. Due to many factors, the costs associated with network installation will vary substantially between metropolitan areas. Because we have not previously operated in the fixed wireless broadband or wireless LAN market, we may have failed to consider all costs involved, and our actual costs may be significantly greater than our estimated costs.

We have completed only a limited number of high-speed wireless installations.

      The market for wireless data access services is in the early stages. Critical issues concerning wireless communications and data access, including security, reliability, cost, regulatory issues, ease of use and quality of service, remain unresolved and are likely to affect the market for our high-speed service. We cannot reliably project potential demand for our high-speed service, particularly whether there will be sufficient demand at the volume and prices we need to be profitable. Moreover, if the customer base for our high-speed service does not expand at the rate required to support the planned deployment of our network, our revenue and business will suffer, and we may be unable to complete our planned deployment. In addition, competition to provide wireless data access services of the type we offer could result in a high turnover rate among our users, which could have an adverse effect on our business and results of operations.

We must deploy our high-speed network in a limited time in order to compete effectively.

      Rapid introduction of our service is crucial to successfully compete against other wireless access providers. If we are unable to deploy our high-speed network in accordance with sales goals, we could incur substantial unanticipated costs or be forced to revise our business plan.

We need to expand our sales and support organizations.

      We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The employment market for sales personnel and customer service and support personnel in this industry is very competitive, and we may not be able to hire the kind and number of sales personnel, customer service and support personnel we are targeting. Our inability to hire qualified sales, customer service and support personnel may materially adversely affect our business, operating results and financial condition.

We may be unable to attract and retain customers.

      We have no way of predicting whether our marketing efforts will be successful in attracting new customers and acquiring substantial market share. Our past advertising has been directed toward a limited target market. We do not currently have the technical staff required to quickly deploy service personnel to multiple service calls. Businesses may fear contracts that are not serviceable. This concern may hinder our ability to negotiate long-term agreements with our customers.

Our customers may cancel their contracts with us.

      While we may obtain firm, long-term purchase commitments from corporate and/or residential customers, cancellations and non-renewals in excess of anticipated sales-reductions would adversely affect profitability. The short-term nature of our customer commitments and the possibility of rapid changes in demand reduce our ability to estimate accurately future customer requirements. We may increase staffing, purchase additional equipment and incur other expenses to meet the anticipated demand of our customers but that increased demand may not materialize, thus adversely affecting our ability to make a profit. Additionally, any of our long-term relationships may be terminated at any time, for valid or invalid reasons, with or without recourse and termination of a significant number of these relationships could have a material and adverse effect on our business.

We may lose market share to new and existing competitors.

      We must timely implement our business plan because there is significant concern regarding competing firms entering the Company's target markets. We recognize significant value in being the first-to-market in many different geographical areas, since most bandwidth providers provide long-term contracts with customers. We may be unable to secure contracts with some customers due to their existing contracts with other service providers.

We depend on a physical infrastructure largely maintained by third parties and subject to disruption by events outside our control.

      Our success will depend upon the capacity, reliability and security of the infrastructure used to carry data between our users and the Internet. While we own most of the network, there are certain portions of the network, which rely on segments owned, operated and maintained by third parties. Accordingly, we have no control over the quality of maintenance provided to these third-party network segments. A bandwidth carrier that provides poor service and has frequent network breaks greatly limits our ability to provide quality service to our clients. Our financial and business results may be negatively affected by leasing poorly maintained infrastructure from various third parties.

If we are unable to negotiate leases for the installation of our equipment, the deployment of our network will be impaired.

      The deployment of a majority of our services depends on our ability to connect via rooftops and tower locations owned by third parties. This space is required for the implementation of Points of Presence, consisting of wireless access points and transmission towers. We have identified sites that would ideally accommodate the placement of our network equipment.

      The owners of these buildings may not recognize the value of high-speed access, or be willing to allow us to place network equipment on their premises. In addition, there is substantial competition from a variety of communications companies for these ideal sites, and a large amount of communication equipment may previously exist at these locations. If we are not able to negotiate these leases, or we are not able to negotiate leases on terms that are favorable or acceptable to us, the deployment of our network will be impaired, and financial results will be negatively affected.

Even if we were to successfully build our network, we may be unable to maintain that network.

      Once completed, each of our networks will be subject to the operational risks inherent in a large-scale, wireless telecommunications system. The operations, administration, maintenance and repair of these networks require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment. We cannot assure that, even if built to specifications, our networks will function as expected, in a cost-effective manner. The failure of hardware or software to function as required could render a network unable to perform at design specifications, which would require us to pay for costly repairs or retrofits. At least initially, we will engage third parties to perform operations, administration and maintenance of its networks and will depend on the performance of these third parties.

If the industry adopts a wireless standard that is incompatible with our equipment, we may be unable to operate in the market.

      There are currently many competing standards in the wireless data transport market, and it is important to recognize these standards. While 802.11b has become widely accepted, there is no guarantee that the industry's reliance on this standard will continue. The 802.11b standard may be replaced by another standard, and our antennas and transport mechanisms may not interoperate with other standards and equipment.

The equipment we purchase may not be compatible with other brands.

      Although 802.11b compliant equipment is required to interoperate with all other compliant products, several respected wireless publications have proven that some 802.11b equipment is not compatible with other brands. In the event that the Company is required to use wireless equipment from a variety of manufacturers, some of these products may not operate with our other installed wireless equipment. We will take all proper precautions such as comprehensive initial tests and tracking, in purchasing equipment from new manufacturers to ensure that it is interoperable. Even with these measures, we may purchase equipment that, under certain conditions, does not interoperate with other equipment. The costs related to purchasing this equipment could be high, and would negatively affect the profitability of the Company.

We depend on a limited number of suppliers, and we have experienced shipment delays.

      We depend on limited source suppliers for many of the principal components of our network. Some of our suppliers have experienced shipment delays, either as a result of capacity limitations at their production facilities or because they were unable to obtain raw materials or parts necessary for the network components they manufacture. Some of these supply shortages are ongoing to the present date, and others occur frequently with no predictability in occurrence. If we continue to experience these current or any future supply problems and are unable to develop alternative sources of supply quickly and on a cost-effective basis, our ability to obtain and install the equipment we need to implement our service will be impaired. This impairment would cause delays in our network deployment, and negatively affect our financial results.

We cannot guarantee future wireless developments.

      While we believe that the future of wireless as a dominant transport factor is certain, we cannot guarantee the success and future developments of wireless technology. Other unpredicted factors may hinder the success and integration of wireless technologies. While it is our hope to utilize the scalability of all wireless network equipment, we do not know if new developments will require significant upgrades. It is uncertain whether new products will be able to be integrated into our network infrastructure, and we cannot predict the feasibility of new technologies.

We depend upon key personnel and will need to retain additional personnel as we grow.

      Our success depends on the continuing services of Alex Gonzalez, our chief executive officer and director. The loss of this individual could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any startup company, there can be no guaranty that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company. Our inability to attract and retain key personnel may materially and adversely affect our business operations.

We may be unable to manage effectively our growth and expansion.

      We have grown recently and expect to continue the expansion of our operations. This growth has placed, and will continue to place, significant strain on management, operations, technical, financial, systems, sales, marketing and other resources. The ability to manage the expansion to date, as well as any future expansion, will require progressive enhancements or upgrades of processes, equipment, accounting and other systems and the implementation of a variety of procedures and controls. We cannot assure that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement procedures and controls in an efficient manner and at a pace consistent with our business activities could harm our financial condition and results of operations. The success of the internal growth strategy of the Company will depend on various factors, including the demand for our products and services and our ability to generate new and higher margin business. These factors are, at least in part, beyond our control and there can be no assurance the our internal growth strategy will be successful.

We operate in an industry with rapidly changing technology, and our success will depend on our ability to develop new products and services that keep pace with technological advances.

      The market for data access and communications services is characterized by rapidly changing technology and evolving industry standards in both the wireless and wire line industries. Our success will depend to a substantial degree on our ability to develop and introduce, in a timely and cost-effective manner, enhancements to our high-speed service and new products that meet changing customer requirements and evolving industry standards. For example, increased data rates provided by wired data access technologies, such as digital subscriber lines, may affect customer perceptions as to the adequacy of our service and may also result in the widespread development and acceptance of applications that require a higher data transfer rate than our high-speed service provides. Our technology or systems may become obsolete upon the introduction of alternative technologies. If we do not develop and introduce new products and services in a timely manner, we may lose users to competing service providers, which would adversely affect our business and results of operations.

Our networks may become obsolete.

      Each of our networks is expected to have a design life of not less than 10 years; however, there can be no assurance of the actual useful life of any of these systems. A number of factors will affect the useful life of each of its networks, including quality of construction, unexpected deterioration and technological or economic obsolescence. Failure of any of its systems to operate for their full design life could have a materially adverse effect on us.

We face a number of risks associated with potential acquisitions.

      As part of our business strategy, we have made, and expect to continue to make, acquisitions of complementary companies, products and technologies. We depend on these acquisitions to grow our business, and there can be no assurance that we will continue to find attractive acquisition targets. In addition, any future acquisitions would be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

We may face litigation and liability for information displayed on our Websites.

      We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our websites through links to other websites. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims could result in material damages. We have no insurance coverage for these types of claims.

We face a number of regulatory risks.

      Federal and State Telecommunications Regulation. Certain of our operations are subject to regulation by the FCC and state public utility commissions. The FCC is restructuring access rates and universal service mechanisms, which will affect our costs and rates for our services. Changes in the regulation or interpretation of legislation affecting our operations could have a material adverse effect on our business, operating results and financial condition.

      Municipal and Other Local Regulation. Municipalities will require us to obtain building permits and licenses or franchises in order to operate radio frequency equipment on towers and rooftops. A municipality's decision to require us to remove our facilities or abandon our network could also be materially adverse. In some municipalities where we expect to construct networks, we will be required to pay license or franchise fees based on a percentage of gross revenue. There is no guarantee that franchise fees will remain at their current levels after existing franchises expire. In addition, we could be placed at a competitive disadvantage if our competitors do not pay the same level of fees. However, the 1996 Act requires states and municipalities to manage public rights of way in a competitively neutral and non-discriminatory manner.

Item 2.     DESCRIPTION OF PROPERTY

The Company leases 2,700 square feet of office and light warehouse space in Fort Stockton, Texas under a lease that expires on December 31, 2004. The annual rent for this property is $9,000. The Company also leases 400 square feet of office space in Alpine, Texas under a lease that expires on February 28, 2008. The annual rent for this property is $8,100.

The Company owns a 2,000 square foot building in Fort Stockton, Texas which it uses for its corporate offices. The Company also owns a 1,300 square foot building in Fort Stockton, Texas which it uses for its corporate offices and a 4,536 square foot building and adjoining lot in Midland, Texas which it uses for the corporate offices of Strategic Abstract & Title Corporation.

All of the above properties or leases are used for the Company's operations.

Item 3.     LEGAL PROCEEDINGS

On June 1, 2003, PAG, pursuant to that certain Asset Purchase Agreement, purchased the assets of Momentum in exchange for the issuance of shares of PAG. On November 10, 2003, Momentum filed a complaint against PAG in district state court for the State of Texas seeking rescission of the purchase agreement and restoration of the parties to their earlier positions prior to June 1, 2003, as if no agreement existed. Momentum's complaint alleges that PAG breached its contract as a result of the failure to deliver shares of common stock of PAG as required pursuant to the Asset Purchase Agreement. The court issued an injunction requiring that any revenue generated from the subject assets be placed in escrow and utilized to pay any outstanding invoices in connection with the use of the assets. In addition, the court also ordered mediation, which did not produce a resolution. On January 7, 2004, Momentum filed a Petition in Bankruptcy. The Bankruptcy Petition stayed all matters pending in state district court and all proceedings were transferred to the Bankruptcy court in Austin Texas. All legal issues are currently pending before the Bankruptcy Court. The management of the Company believes that Momentum's lawsuit is without merit and intends to vigorously defend this matter.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of the security holders during the fiscal year ended December 31, 2003.

                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the symbol "WFRI (PNK)" (Pink Sheets). The table below sets forth the high and low price information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions. The full prices have been adjusted to reflect all stock splits effected prior to the date this Amended Annual Report is filed with the Securities and Exchange Commission.

                                               High        Low
                                               ----        ---
Fiscal Year Ended December 31, 2003
      4th Quarter                              $.60       $.165
      3rd Quarter                              $.75      $.0005
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

Dividends

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future. Any payment of dividends in the future will be dependent upon the amount of funds legally available and is contingent upon the Company's earnings, financial condition, capital requirements, and other factors which the Board of Directors deem relevant.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those set forth above under the caption "Item 1 - Description of Business - Risk Factors."

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

The Company offers broadband Internet service through a network of point-to-point and point-to-multipoint wireless networks. The Company uses terrestrial circuits to connect the Internet backbone and then distributes the signal through a series of towers and repeaters to customer premise equipment
(CPE) located at the subscriber's residence or business. Also, by utilizing the expertise of the Company's Network Engineers, the Company delivers value added services to its subscribers by offering network integration services. This service is provided by selling, installing and maintaining the hardware necessary for virtual private networks (VPN's), Voice over IP (VoIP) and data integration services.

The Company will focus its primary marketing efforts on providing wireless broadband access services to customers located in rural areas of Texas and Kansas and then throughout the United States. The Company will also focus on cities of less than 150,000 inhabitants. As the Company positions itself as a high quality service provider, it targets to offer network reliability complemented by quality customer support.

As part of its business strategy, the Company plans to continue to make acquisitions of complementary companies, products and technologies. In order to implement these strategies and to fund its operations and repay its indebtedness, the Company will need to raise substantial capital over the next year. Please see discussion below under "Liquidity and Capital Resources."

The Company will focus its effort on customer satisfaction by attracting and retaining a core team of professionals. We plan to increase our staffing levels only as required by our operation. We currently have no plans to significantly increase the number of our employees.

Discontinued Operations
-----------------------

The Company discontinued all of the operations of the Fremont businesses in late 1998 and 1999, due to lack of capital, bad debt and unprofitability. Any assets were liquidated or written off. Debts were settled or negotiated. No operating results of the prior Fremont businesses are included in this discussion or in the operating statements of the Company due to such discontinuance.

Results of Operations
---------------------

Results of operations for year ended December 31, 2003 compared to year ended
-----------------------------------------------------------------------------
December 31, 2002.
-----------------

For the year ended December 31, 2003 the Company had $1,445,334 in equipment sales revenue (net of sales costs) and $779,141 in Internet service revenue (net of sales costs). In 2002 the Company had $577,700 in equipment sales revenue, (net of sales costs) and $372,284 in Internet service revenue (net of sales costs). The gross profit was $2,224,475 (net of sales costs) in 2003 compared to $949,984 (net of sales costs) in 2002. The increase in the Company's gross profits in 2003 as compared to the same period in 2002 was due to an increase in Internet service revenue (as compared to equipment sales revenue), which carries a higher profit margin than equipment sales revenue.

The Company incurred total operations expenses of $3,425,443 in 2003 compared to $979,793 in 2002 a total increase of 349%. The major components of the expenses were as follows:

                                     Expenses      Increase    Percentage
                                     --------      --------    ----------

Advertising and promotion        $     88,269    $   19,199         459%
Amortization and depreciation         520,318       155,754         334%
Legal and professional                223,468         7,500       2,980%
Auto and travel                       209,499        58,057         361%
Commissions and contract labor         96,591        14,702         657%
Office expenses and supplies          228,702        52,967         432%
Salary and wages                    1,493,952       434,618         344%
Taxes                                 259,325        68,509         379%
Utilities                             119,957        39,885         301%

The substantial increases in costs of operations of 349% compares to substantial increases in gross profit of 234% over prior year. The increase in the Company's expenses in 2003 compared to the same period in 2002 was due to (i) an increase in legal and professional fees due to the Company's merger with Fremont; (ii) an increase in auto and travel expenses due to the Company seeking to acquire other companies and servicing and supporting new territories we acquired; and (iii) an increase in salaries and wages due to the hiring of additional staff to support the Company's acquisition of additional companies and to promote the growth of those companies. The Company believes that while the trend of losses may continue, 2003 expenses reflect an investment in future operational capabilities as a company and management is hopeful that revenues will increase without substantial expense increase. The Company sustained a net loss of ($711,264) in 2003 (after other income of $488,704) as compared to a net loss of ($21,739) in 2002 (after other income of $8,070). The net loss per share was ($.03) in 2003 and loss was nominal per share in 2002.

Liquidity and Capital Resources
-------------------------------

      At December 31, 2003, we had working capital of $226,324 and inventories of $171,477. We have historically sustained our operations and funded our capital requirements with the funds received from working capital loans received from various financial institutions, as well as the private placement of equity securities and debentures convertible into our equity securities, as more fully described below.

      At December 31, 2003, the Company had current assets of $652,941, fixed assets of $2,378,606 (net of depreciation), and other assets of $3,509,244 (after deducting amortization), consisting primarily of goodwill. The Company, at year end, had current liabilities of $1,503,945, and long term debt of $616,772.

      As of December 31, 2003, other than smaller bank notes and equipment financing, we did not have any significant financing arrangements in place. As of December 31, 2003, we had $226,324 in cash and $252,615 in accounts receivable that could be used in connection with funding our operations.

      Cash flow for the Company from operations remains marginal and may require supplemental funding in the future. We believe that the impact of inflation on our operations since our inception has not been material.

      In 2003 the Company sold 8,997,894 shares of Common stock for $1,276,532. The original number of shares sold was 899,789. The sales were renegotiated in January 2004 to 8,997,894 shares.

      In March 2004, we issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, and warrants to purchase an aggregate of 7,655,000 shares of our common stock at an exercise price of $0.20 per share. Under the terms of the debentures, the noteholders have the option to convert the principal balance of the debentures, in whole or in part, into shares of our common stock at a conversion price equal to $0.20 per share. These debentures matured on April 11, 2004, and we were unable to pay off the debentures at maturity. We are currently negotiating with the holders of the debentures representing this indebtedness to extend the maturity of the indebtedness. There can be no assurance, however, that we will enter into definitive agreements to extend the indebtedness. In addition, we will need to raise additional capital in order to repay the indebtedness. In order to meet this repayment obligation and in order to further grow our business, we are pursuing a potential private placement of our equity securities. We cannot be assured that our proposed private placement of equity securities will be completed or that it would generate sufficient proceeds for us to satisfy our obligations under the debentures. Even if the proposed private placement were to be completed, we cannot be assured that it would be on terms favorable to us. If adequate funds are not available, we will be unable to repay the indebtedness coming due or to grow and expand our business in which case, there would be substantial doubt about our ability to continue as a going concern.

      In addition, we may need to obtain additional capital in the future. If the need arises, we may attempt to obtain funding through the use of various types of short-term funding, loans or working capital financing arrangements from banks or financial institutions. We may also be required to raise additional capital in public equity markets. Our ability to raise additional capital in public markets will depend primarily upon prevailing market conditions and the demand for our products and services. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company.

Lines of Credit:
----------------

On November 14, 2002, the Company entered into a Line of Credit Agreement with a local bank for $175,000 due June 4, 2004. The interest rate is 6.75%. The loan is secured by all accounts and other rights to payments, inventories, equipment, instruments and chattel paper, general intangibles, documents, and deposit accounts owned by the Company. Alex Gonzalez, the majority shareholder and an officer of the Company, also guaranteed the loan. The balance due at December 31, 2003 was $171,231.88.

On June 1, 2003, in connection with the acquisition of Momentum the Company assumed a Line of Credit Agreement dated November 11, 2002 with a local bank for $75,000 payable on demand and if no demand is made, then the $75,000 would be due on November 22, 2003. Momentum paid the interest to renew the loan and it currently has a June 19, 2004 maturity date. See "Legal Proceedings." The interest rate is 9%. The loan is secured by all monies Momentum has on deposit with the local bank. The note is guaranteed by the former shareholder of Momentum, who is also an Officer of the Company. At December 31, 2003 the balance outstanding under this agreement was $55,656.

Notes Payable:
--------------

In connection with the Momentum acquisition, on April 1, 2003 the Company entered into a loan agreement with an individual and shareholder of the Company, Pat McClung, for $59,250 for working capital funds advance to the Momentum since inception. The loan is due on demand with an 8% interest rate. Accruing interest is due monthly. The note is unsecured. The balance due at December 31, 2003 was $54,885.

On September 30, 2003, the Company entered into an Asset Purchase Agreement with Bartell & Griffith, LTD. L.L.P. d/b/a Xramp ("Xramp Partnership") to purchase certain assets and Internet subscribers of the Xramp Partnership. As part of this agreement, the Company agreed to pay $50,000. The agreement carries no stated rate of interest and is to be paid by April 16, 2004. The balance due at December 31, 2003 was $50,000.

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

Long - Term Debt:
-----------------

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

On May 30, 2002, the Company entered into a loan agreement with a local bank for $469,073. The loan calls for 24 monthly payments of $7,000, followed by 47 monthly payments of $8,500 and 1 payment of $11,603. All payments include interest at 6.75%, which varies with the Wall Street Journal Prime Rate. The interest rate at December 31, 2002 was 6.25%. The loan is secured by all equipment, accounts receivable, and inventories whether now owned or hereafter acquired, wherever located, as well as personally by Alex Gonzalez, Joe Chris Alexander and Ronald Marosko. Certain shareholders and officers of the Company also guarantee the loan. The balance due at December 31, 2003 was $387,580.

On January 8, 2003, the Company entered into a loan agreement with a local bank for $14,500. The loan calls for 30 monthly payments of $532 including interest. The initial interest was 7.5%, which varies with Wall Street Journal Prime Rate. The loan is secured by the vehicle purchased. Certain shareholders and officers of the Company also guarantee the loan. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $9,602.

On April 15, 2003, the Company entered into a loan agreement with a local bank for $88,340. The loan calls for 60 monthly payments of $1,566 plus interest. The initial interest was 6.75%, which varies with the Wall Street Journal Prime Rate. The loan is secured by the installation vehicles purchased. The majority shareholder and an officer of the Company, Alex Gonzalez and Jay Knabb also guaranteed the loan. The balance at December 31, 2003 outstanding under this agreement was $80,563.

On April 15, 2003, the Company entered into a loan agreement with a Finance Company for $28,394. The loan calls for 60 monthly payments of $473 including 0% interest. The loan is secured by the vehicle purchased. The majority shareholder and an officer of the Company also guaranteed the loan. The balance at December 31, 2003 outstanding under this agreement was $24,608.

On April 21, 2003, the Company entered into a loan agreement with a local Credit Union for $35,402. The loan calls for 70 monthly payments of $504 plus interest at 6.75%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company, Alex Gonzalez and Jay Knabb also guaranteed the loan. The balance at December 31, 2003 outstanding under this agreement was $32,134.

On April 21, 2003, the Company entered into a loan agreement with a finance company for $38,702. The loan calls for 60 monthly payments of $645 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company, Alex Gonzalez and Jay Knabb also guaranteed the loan. The balance at December 31, 2003 outstanding under this agreement was $34,527.

On April 21, 2003, the Company entered into a loan agreement with a finance company for $35,402. The loan calls for 60 monthly payments of $571 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company, Alex Gonzalez and Jay Knabb also guaranteed the loan. The balance at December 31, 2003 outstanding under this agreement was $31,288.

On May 1, 2003, the Company assumed a loan of former employee in exchange for the vehicle secured by the loan. The loan amount assumed was financed by a Finance Company and was for $32,005, the balance due at May 1, 2003. The loan calls for 40 additional monthly payments of $762 plus interest at 0%. The loan is secured by the installation vehicle purchased. An employee of the Company, Alex Gonzalez, is still liable for the loan. The balance at December 31, 2003 outstanding under this agreement was $25,906.

On April 15, 2003, the Company entered into a loan agreement with a Finance Company for $40,546. The loan calls for 60 monthly payments of $676 plus interest at 0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the

Company, Alex Gonzalez, also guaranteed the loan. The balance at December 31, 2003 outstanding under this agreement was $35,140.

On May 27, 2003, the Company entered into a loan agreement with a local bank for $40,768. The loan calls for 60 monthly payments of $807 including interest at 7.0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company, Alex Gonzalez, also guaranteed the loan. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

On May 27, 2003, the Company entered into a loan agreement with a local Bank for $41,407. The loan calls for 60 monthly payments of $820 plus interest at 7.0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company, Alex Gonzalez, also guaranteed the loan. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

In May 2003, the Company entered into a loan agreement with an individual for $90,000 to purchase the Company's headquarters building in Fort Stockton, Texas. Rent paid since May 1, 2001 has been applied to the note and recorded as other income in the first quarter of 2003. The loan calls for 180 monthly payments of $900 including interest at 8.759%. The note is secured by the building. The balance at December 31, 2003 outstanding under this agreement was $79,865.

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed the following loans:

On October 18, 2000, Momentum entered into a loan agreement with a finance company for $25,860 to purchase a vehicle. The loan calls for 48 monthly payments of $658 including interest at 10.2%. The installation vehicle secures the note. A shareholder and officer of Momentum also guaranteed the note. The balance at December 31, 2003 outstanding under this agreement was $5,732.

On February 5, 2001 Momentum entered into a loan agreement with a finance company for $4,100 to purchase equipment. The loan calls for 36 monthly payments of $141 including interest at 16.5%. The equipment secures the note. A shareholder and officer of Momentum also guaranteed the note. The balance at December 31, 2003 outstanding under this agreement was $0.

On February 6, 2001 Momentum entered into a loan agreement with a finance company for $18,929 to purchase equipment. The loan calls for 36 monthly payments of $637 including interest at 14.6%. The equipment secures the note. A shareholder and officer of Momentum also guaranteed the note. The balance at December 31, 2003 outstanding under this agreement was $0

On April 16, 2001 Momentum entered into a loan agreement with a finance company for $17,125 to purchase equipment. The loan calls for 36 monthly payments of $586 including interest at 15.9%. The equipment secures the note. A shareholder and officer of Momentum also guaranteed the note. The balance at December 31, 2003 outstanding under this agreement was $1,281.

On July 10, 2001 Momentum entered into a loan agreement with a local bank for $54,785 to purchase equipment. The loan is due on demand and if no demand is made, then 35 monthly payments of $1,771 including interest at 10.0%. The equipment secures the note along with funds that Momentum has on deposit with the local bank. A shareholder and officer of Momentum also guaranteed the note. The balance at December 31, 2003 outstanding under this agreement was $8,685.

On February 6, 2002 Momentum entered into a loan agreement with a finance company for $10,584 to purchase equipment. The loan calls for 24 monthly payments of $545 including interest at 25.5%. The equipment secures the note. A shareholder and officer of Momentum also guaranteed the note. The balance at December 31, 2003 outstanding under this agreement was $0.

On December 30, 2002 entered into a loan agreement with a finance company for $13,600 to purchase equipment. The loan calls for 36 monthly payments of $465 including interest at 15.9%. The equipment secures the note. The balance at December 31, 2003 outstanding under this agreement was $6,587.

In connection with the US Mex-West Texas Horizon agreement the Company assumed the debt payments for one year on certain loans for phone card terminals and pay phones. The amount assumed was $321,682. The loan was paid in full in 2003 as part of the December 18, 2003 note payable negotiations. At December 31, 2003 the balance outstanding under this agreement was $0.

Total Long-Term debt at December 31, 2003 is as follows:

                                        2003
                                        ----
       Long-term debt                   $764,502
       Less Current portion             (147,730)
                                        --------
       Long-term debt                   $616,772
                                        ========


Maturities on long-term debt and future minimum lease payments are as follows:

               Year ending December 31,  Maturities on   Future Minimum
                                         long-term debt  Lease Payments

                         2004               $147,730        $79,494
                         2005                137,108        $65,094
                         2006                135,379        $56,994
                         2007                135,678        $56,994
                         2008                108,586        $56,994

                      Thereafter             100,021            N/A


Item 7.     FINANCIAL STATEMENTS

Item 7 is not being amended and restated in this Amended and Restated Annual Report.

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

On September 17, 2003, the Company, upon recommendation of the Board of Directors, engaged Pollard-Kelley Auditing Services Inc. ("Pollard-Kelley") to serve as the Company's independent public accountants.

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

Item 8a.    CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls
----------------------------------------------

      The Company's principal executive and principal financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the fiscal year ended December 31, 2003 and have concluded that such disclosure controls and procedures are adequate and effective based upon their evaluation as of such date.

      There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company, their ages and positions are as follows:

       Name                     Age    Company Position
       ----                     ---    ----------------

Alex Gonzalez                   42     Chairman & CEO

Jasper Knabb                    38     President & Director

Joe Chris Alexander             44     Vice President of Operations

Ronald J. Marosko               36     Vice President of IT

Jaime R. Velasco                41     Executive Vice President

Lorenzo Clarke                  40     Chief Technology Officer

Sandy Landstrom                 49     Chief Financial Officer

James Bentley King              34     Director

William Lawson Allen            60     Director

John R. Morrow                  44     Director

Dr. Cecil George MD             48     Director

Alex Gonzalez, age 42, is the CEO and Chairman of the Company. With over 20 years of experience in the telecommunications and data networking industry, Mr. Gonzalez has extensive knowledge in local, wide, and metropolitan-area networks. He has been involved in designing and managing over 1,000 voice and data networks globally. He served as an Early Adopter Partner for Cisco Systems in 1998 and participated in the Advanced Technology Products program for wireless products. In 2000 Mr. Gonzalez co-founded Wireless Frontier Internet, Inc. with Joe Chris Alexander, the Vice President of Operations, and Ronald Marosko, the Vice President of IT. Mr. Gonzalez pioneered the broadband wireless Internet industry throughout the Trans Pecos region in Texas. He currently is serving a four-year term to the Governor-appointed Texas On-line Authority where he has been tasked to represent rural Texas on Internet development. Mr. Gonzalez formerly served as Vice President of Sales & Marketing for Flair Data Systems, Inc. from 1989 through 1999. Prior to that, he was a Sales Manager for MCI Communications and a Regional Manager for ClayDesta Communications. Mr. Gonzalez received a bachelor's degree in business administration from Texas A&M University in 1983.

Jasper C. Knabb, age 38, has been President and Director of the Company since 2003. Prior to joining the Company, he was a Managing Director of OTC Wireless from 2002-2003. Prior to that, he was President and CEO of Beach Access from 2001 through 2003, and President and CEO of Microland from 1995 through 2001.

Joe Chris Alexander, age 44, is the Company's Vice President of Operations. He co-founded West Texas Internet in 1999. Together with Alex Gonzalez, the CEO, and Ronald Marosko, the Vice President of IT, he is a co-founder of Wireless Frontier Internet, Inc. Since the contribution by West Texas of its assets to Wireless Frontier Internet, Inc., Mr. Alexander has had significant involvement in the day-to-day operations of the Company. Mr. Alexander has over 22 years of experience in wireless communications, electronics and networking fields and helped to pioneer broadband wireless Internet into rural America. Over the past 20 years, Mr. Alexander has developed and owned numerous companies within these fields and has partnered in several other entrepreneurial businesses. Mr. Alexander was a sales agent for The New York Life Insurance Company from 1995 through 2000. Since 1998, he has been an owner and principal in Direct Bytes.com. Mr. Alexander attended Texas A&M University.

Ronald J. Marosko, Jr., age 36, has served as the Company's Vice President of IT and Senior Network Engineer since 1995. With over 15 years of experience in the telecommunications and data networking industry, including a certification as a Cisco Certified Internetwork Expert (CCIE), Mr. Marosko has extensive knowledge in local, wide, and metropolitan-area networks. He served as an Early Adoption Partner in IP Telephony for Cisco Systems in 1998 and participated in the Advanced Technology Products program for wireless network products. Together with Alex Gonzalez, the CEO, and Joe Chris Alexander, the Vice President of Operations, he is a co-founder of Wireless Frontier Internet, Inc. He also holds Wireless Specialization certifications from Cisco Systems, other engineering certifications from Adtran, Motorola, and Madge Networks, and an FCC Amateur Radio License. Mr. Marosko served as the Senior Network Engineer for Flair Data Systems, Inc. from 1996 through 2000, and as a Communications Engineer in the Texas Medical Center. He attended Houston Community College and received an Associate Degree in 1992.

Jaime R. Velasco, age 41, is the Executive Vice President of the Company. Mr. Velasco has over 18 years of experience in the telecommunications and data industry. He began his tenure with ClayDesta Communications as an executive outside sales representative. In 1989, he joined U.S. Long Distance, Inc.
(USLD), as Senior Manager of Operations. Mr. Velasco was involved from a managerial role, in the acquiring of a Vancouver public company which became listed on NASDAQ. He installed USLD's first switch and also opened the Company's first operator center. In 1994, he joined American Telescource International, Inc. (ATSI), as Vice President of Sales and Marketing. The company went public in Vancouver and became listed on NASDAQ. In 1999, Mr. Velasco founded US-Mex Communications, Inc. focusing on voice communications. Since US-Mex Communication's merger with Wireless Frontier Internet, Inc. in 2003, Mr. Velasco has served as the Executive Vice President of the Company. He received his bachelor's degree in Business Management (BBA) from Sul Ross State University in 1987.

Lorenzo Clarke, age 40, has served as the Company's Vice President since 2003. Mr. Clarke has 15 years experience in network build out, network design and telephony integration. Mr. Clarke has worked with networks as simple as a point-to-point connection to installation and configuration of hundreds of sites. Mr. Clarke has various certifications in Cisco, Bay Networks, ANACOM, DATACOMM, Cannon, ADTRAN, Inter-Tel, LARSCOM and IBM. From 2002 through 2003 he was a Senior Network Engineer at Arnet Kent Datacom, and from 1999 through 2000, he was a Senior Network Engineer at DNS. Mr. Clarke holds an Associate Degree in Electronics from Arizona State University.

Sandy Landstrom, age 49, has served as the Company's Chief Financial Officer since 2003. Most recently Ms. Landstrom worked for United Healthcare as an Electronic Eligibility Analyst, handling major accounts and prior to that for Micros Systems project managing the Y2K transition and afterwards their new beta software for Opera Property Management System. Ms. Landstrom worked in the Hospitality Industry for 25 years with the last 10 years working for HEI Hotels as General Manager of the BWI Airport Marriott (1994-1998) and General Manager of the Embassy Suites Atlanta Airport (1989-1994). Throughout this career she held various board positions including Treasurer and Vice President of the Annapolis and Anne Arundel County Conference and Visitors Bureau in Annapolis, MD. Ms. Landstrom studied business at Northern Virginia Community College and attended numerous business courses sponsored by Marriott Corporation.

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

During the past five years, no director or executive officer of the Company has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

During the past five years, no director or executive officer of the Company has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

The Board of Directors acts as the Audit Committee and the Board has no separate committee. The Company's Board of Directors has determined that William Lawson Allen is an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on its review of public filings, or representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2003, and each of the prior fiscal years, each of the Company's executive officers and directors, and each of the persons known to the Company to beneficially own more than 10% of the Company's common stock, complied with all any reporting requirements, except that none of the Company's directors or executive officers filed a Form 3 in a timely manner.

Item 10.    EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonuses exceeded $100,000 for services rendered in all capacities during the fiscal years ended December 31, 2003, 2002 and 2001. Each of the executive officers named on the following table is hereafter referred to as a "Named Executive Officer."


--------------------------------------------------------------------------------------------------------------------
Name and                      Year   Salary    Bonus (s)   Other    Restricted  Securities     LTIP      All Other
Principal Position                     ($)                 Annual     Stock     Underlying    Payouts   Compen-sation
                                                           Compen-    Awards     Options
                                                          sation ($)

Alex Gonzalez, Chairman &     2003   $139,119      0         0           0           0           0          (1)
Chief Executive Officer       2002    $91,750      0         0           0           0           0           0
                              2001    $50,176      0         0           0           0           0           0

Jasper Knabb, President &     2003    $96,808  $100,000      0           0           0           0           0
Director
                              2002       0         0         0           0           0           0           0
                              2001       0         0         0           0           0           0           0

         Totals               2003       0         0         0           0           0           0           0
--------------------------------------------------------------------------------------------------------------------

There was no Directors' Compensation of any type in the prior two years.

The Company had no Long Term Incentive Compensation Plans in the form of restricted stock awards, stock appreciation rights ("SARs"), phantom stock, stock options, warrants, convertible securities, performance units and/or performance shares, or any other such instruments during the 2003 or 2002 calendar years.

There were no Aggregated Option/SAR Exercises in last Fiscal Year nor were there any Financial Year End Option/SAR Values.

Employment Agreements
---------------------

As of the date this Amended Annual Report is filed with the SEC, the Company does not have any employment agreements with any of its officers or employees. The Company is presently negotiating employment agreements with each of Alex Gonzalez, Joe Chris Alexander and Ronald Marosko.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of March 31, 2004 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

                                      Amount and Nature
     Name and Address of               of Beneficial
     Beneficial Ownership                Ownership         Percent of Class
     --------------------             -----------------    ----------------

Patrick Cordero                          4,166,640               6.3%
Strategic Abstract & Title
Beneficially
Address

Alex Gonzalez                           18,760,000              28.3%
Chairman and CEO
104 West Callaghan
Fort Stockton, Texas 79735

Jasper Knabb                             4,178,000               6.3%
President and Director
104 West Callaghan
Fort Stockton, Texas 79735

Dr. Cecil R George, MD                       5,400              .008%
Director
104 West Callaghan
Fort Stockton, Texas 79735

William Lawson Allen                       120,000               .18%
Director
104 West Callaghan
Fort Stockton, Texas 79735

John Richard Morrow                        160,000               .24%
Director
104 West Callaghan
Fort Stockton, Texas 79735

James Bentley King                          40,000                .6%
Director
104 West Callaghan
Fort Stockton, Texas 79735

All Executive Officers                  27,430,040              41.3%
and directors as a Group

There are no outstanding arrangements that may result in a change in control of the Company.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions
--------------------------

As of December 31, 2003, the Company had no outstanding loans to shareholders or its officers or directors.

Item 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
No.     Description
---     -----------

2.1 Asset Purchase Agreement between Partners Alliance Group, Inc. and Todd Jagger, individually and d/b/a the Overland Network Inc., dated November 30, 2001 (filed herewith).

2.2 Asset Purchase Agreement between Partners Alliance Group, Inc. and William L. Brooks of Brooks Data Consultants, Inc., dated May 31, 2002 (filed herewith).

2.3 Letter of Intent to enter into Stock Purchase Agreement between Wireless Frontier Internet, Inc. and U.S.-MEX Communications, Inc. and West Texas Horizons, dated May 7, 2003 (filed herewith).

2.4 Agreement of Reorganization between Wireless Frontier Internet, Inc. and Momentum Online Computer Services, Inc., dated May 31, 2003 (filed herewith).

2.5 Agreement and Plan of Merger between Wireless Frontier Internet, Inc., Fremont Corporation and Networker Systems, Inc., dated September 16, 2003 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 14, 2004 and incorporated herein by reference).

2.6 Asset Purchase Agreement between Wireless Frontier Internet, Inc. and Bartell & Griffith, Ltd. LLP, dated September 30, 2003 (filed herewith).

2.7 Letter of Intent to enter into Asset Purchase Agreement between Wireless Frontier Internet, Inc. and Strategic Abstract & Title Corporation, dated June 30, 2003 (filed herewith).

2.8 Letter of Intent to enter into Asset Purchase Agreement between Wireless Frontier Internet, Inc. and Kolinek Internet Service, dated June 30, 2003 (filed herewith).

3.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10).

3.2 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10).

4.1 Form of Registration Rights Agreement between the Company and the Purchasers named therein, dated March 11, 2004 (filed herewith).

4.2 Form of Wireless Frontier Internet, Inc. Common Stock Purchase Warrant, dated March 11, 2004 (filed herewith).

4.3 Form of Wireless Frontier Internet, Inc. Convertible Debenture, dated March 11, 2004 (filed herewith).

10.1 Asset Purchase Agreement by and between Fremont Corporation and Million Treasure Enterprises Limited, dated as of September 16, 2003 (filed as
        Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 14, 2004 and incorporated herein by reference).

10.2 Stock Purchase Agreement between Terry L. Vink, Kenneth M. Vink, Craig Vink, Paul Marshall, Steve Black, Joe Wilson and Wireless Frontier, Internet, Inc. dated February 9, 2004 (filed herewith).

10.3 Form of Securities Purchase Agreement between Wireless Frontier Internet, Inc. and the Purchasers named therein, dated March 11, 2004 (filed herewith).

10.4 Asset Purchase Agreement between Wireless Frontier Internet, Inc. and Bcom.net, Inc., dated March 17, 2004 (filed herewith).

10.5 Asset Purchase Agreement between Wireless Frontier Internet, Inc. and Raytech Internet, Inc., dated April 5, 2004 (filed herewith).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WIRELESS FRONTIER INTERNET, INC.



                                       By:  /s/ Alex Gonzalez
                                            ----------------------------
                                            Name:  Alex Gonzalez
                                            Title: Chairman and Chief Executive
                                                   Officer

                                       Date:  May 13, 2004



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     By:  /s/ Alex Gonzalez
                                          ----------------------------
                                          Name:  Alex Gonzalez
                                          Title: Chairman and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)

                                     Date:  May 13, 2004


                                     By:  /s/ Sandy Landstrom
                                          ----------------------------
                                          Name:  Sandy Landstrom
                                          Title: Chief Financial Officer
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)

                                     Date:  May 13, 2004


                                     By:  /s/ Jasper Knabb
                                          ----------------------------
                                          Name: Jasper Knabb
                                          Title:President and Director

                                     Date:  May 13, 2004

                                     By:  /s/ James Bentley King
                                          ----------------------------
                                          Name:  James Bentley King
                                          Title: Director

                                     Date:  May 13, 2004


                                     By:  /s/ William Lawson Allen
                                          ----------------------------
                                          Name:  William Lawson Allen
                                          Title: Director

                                     Date:  May 13, 2004


                                     By:  /s/ John R. Morrow
                                          ----------------------------
                                          Name:  John R. Morrow
                                          Title: Director

                                     Date:  May 13, 2004


                                     By:  /s/ Dr. Cecil George M.D.
                                          ----------------------------
                                          Name:  Dr. Cecil George M.D.
                                          Title: Director

                                     Date:  May 13, 2004