Form 10QSB
period 2004-03-31
WIRELESS FRONTIER INTERNET INC
filed 2004-05-24
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2004


                        WIRELESS FRONTIER INTERNET, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)



===============================================================================
           Delaware                      0-08281                75-2771930
                                         -------                ----------
-------------------------------------------------------------------------------
 (State or other jurisdiction of  (Commission File Number)    (IRS Employer
         incorporation)                                      Identification No.)
===============================================================================


                104 West Callaghan, Fort Stockton, Texas         79735
                ----------------------------------------       ---------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes No _X__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: [66,402,618 common shares as of March 31, 2004.]

Transitional Small Business Disclosure Format (check one):

                                   Yes No _X__

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I     Financial Information

Item  1.   Condensed Consolidated Balance Sheets (unaudited) -
           As of March 31, 2004 and March 31, 2003............................1
           Condensed Consolidated Statements of Operations (unaudited) -
           For the Three Months ended March 31, 2004 and 2003.................3
           Condensed Consolidated Statements of Cash Flows (unaudited) -
           For the Three Months ended March 31, 2004 and 2003.................5
           Notes to Condensed Consolidated Financial Statements
           (unaudited)........................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................17

Item 3.    Controls and Procedures...........................................23

PART II    Other Information

Item 1.    Legal Proceedings.................................................24

Item 2.    Defaults Upon Senior Securities...................................24

Signatures

PART I - FINANCIAL INFORMATION


Item 1.                     Financial Statements


WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2004 and 2003


                                               ASSETS

                                                               2004               2003
                                                               ----               ----
CURRENT ASSETS
               Cash                                        $   683,326         $   88,110

               Accounts receivable                             282,781             98,126

               Inventories                                     163,604             24,235

               Prepaid expenses                                  8,400               --
                                                           -----------        -----------

                    Total Current Assets                     1,138,111            210,471
FIXED ASSETS

               Buildings                                       375,000             90,000

               Equipment                                     2,489,345            623,606

               Vehicles                                        521,131             61,020
                                                           -----------        -----------

                                                             3,385,476            774,626

               Less: Accumulated depreciation                 (799,113)          (267,440)
                                                           -----------        -----------

                                                             2,586,363            507,186
OTHER ASSETS

               Goodwill                                      4,869,632            505,966

               Covenants not to compete                         10,000             10,000
                                                           -----------        -----------

                                                             4,879,632            515,966

               Less: Accumulated amortization                 (257,902)           (46,407)
                                                           -----------        -----------

                                                             4,621,730            469,559

               Shareholder receivables                            --               15,779
                                                           -----------        -----------

                                                             4,621,730            485,338
                                                           -----------        -----------
                    Total Assets                           $ 8,346,204        $ 1,202,995
                                                           ===========        ===========

See accompanying notes and accountant's report.


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        2004               2003
                                                                        ----               -----
CURRENT LIABILITIES

                  Line of credits                                    $   225,656        $   317,342

                  Current portion of long -  term  debt                  147,730             83,538

                  Notes payable                                        2,070,734               --

                  Accounts payable                                       360,376              8,230

                  Accrued payroll                                         44,706             27,242

                  Accrued interest                                         1,924              5,450

                  Accrued taxes                                           16,287              8,504
                                                                     -----------        -----------

                       Total Current Liabilities                       2,867,413            450,306

LONG - TERM DEBT

                  Long - term debt                                       585,054            548,609

STOCKHOLDERS' EQUITY
                  Common stock 100,000,000 shares
                  authorized 66,402,618 and 10,000,000
                  shares outstanding at March 21, 2004
                  and 2003 respectively, par value $.001
                  per share                                               66,403              1,000

                  Additional contributed capital                       7,189,975            664,316

                  Retained deficit                                    (2,360,615)          (461,236)

                  Treasury stock                                          (2,026)              --
                                                                     -----------        -----------

                                                                       4,893,737            204,080
                                                                     -----------        -----------
                  Total Liabilities and Stockholders' Equity         $ 1,346,204        $ 1,202,995
                                                                     ===========        ===========

WIRELESS FRONTIER INTERNET, INC.
CONSOLIDATED INCOME STATEMENT
For the Quarters Ended March 31, 2004 and 2003


                                                             2004             2003
                                                             ----             ----
REVENUES
              Equipment Sales
                   Revenues                           $    242,050         $    200,060

                   Cost of sales                           157,268              181,952
                                                      ------------         ------------
                     Gross profit equipment
                     sales                                  84,782               18,108
              Internet service

                   Revenues                                764,238              279,096

                   Cost of sales                           306,809              202,438
                                                      ------------         ------------
                     Gross profit internet sales           457,429               76,658
                                                      ------------         ------------

TOTAL GROSS PROFIT                                         542,211               94,766

GENERAL AND ADMINISTRATIVE

              Advertising and promotion                     14,657                8,037

              Amortization and depreciation                279,246               42,930

              Legal and professional                       390,298                1,965

              Auto and travel                               48,496               20,888

              Commissions and contract labor                48,174               15,870

              Office expenses and supplies                  49,587               18,249

              Insurance                                     16,277               13,970

              Interest                                      23,751                4,274

              Rent                                          18,584               27,721

              Repairs and maintenance                        4,814                2,003

              Salary and wages                             474,069              156,303

              Taxes                                         50,236               14,789

              Utilities                                     32,057               12,926
                                                      ------------         ------------

                                                         1,450,246              339,925
                                                      ------------         ------------

LOSS FROM OPERATIONS                                      (908,035)            (245,159)

              Other income                                  22,167               10,116
                                                      ------------         ------------

NET INCOME/(LOSS)                                         (885,868)            (235,043)
                                                      ============         ============

              Average shares outstanding                65,936,059

              Earnings/(Loss) per share                      (0.01)

See accompanying notes and accountant's report.


WIRELESS FRONTIER INTERNET, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003 through March 31, 2004

                                                                    ADDITIONAL
                                          NUMBER OF     COMMON      CONTRIBUTED     RETAINED     TREASURY
                                           SHARES       STOCK         CAPITAL       DEFICIT       SHARES          TOTAL
                                          ---------     ------      -----------     --------     --------         -----

BALANCE  January 1, 2003                 7,453,000   $     1,000   $   664,316    $  (220,472)   $      --       $  444,844

Recapitalize for stock split             7,453,000        13,906       (13,906)          --             --             --

Shares sold                              4,498,947         4,499     1,272,033           --             --        1,276,532
Acquisitions

  Kolinek acquisition                      140,240           140        41,932           --             --           42,072

  Strategic Abstract acquisition         2,096,653         2,097       678,503           --             --          680,600

  Momuntum acquisition                     767,552           768     2,620,642           --             --        2,621,410

  US Mex -West Texas acquisition         1,103,320         1,103       329,893           --             --          330,996

  Xramp                                    165,000           165       164,835           --             --          165,000

Merger with Fremont Corporation          5,861,900         5,862          --         (543,011)        (4,760)      (541,909)

  Debt exchanged for stock in merger       448,204           448       110,220           --             --          110,668

  Services in connection with merger     1,125,000         1,125          --             --             --            1,125

Net Loss for 2003                             --            --            --         (711,264)          --         (711,264)
                                       -----------   -----------    -----------    -----------    -----------    -----------

BALANCE December 31, 2003               31,112,816        31,113     5,868,468     (1,474,747)        (4,760)     4,420,074

To balance to stock records                 55,972            56           (56)          --             --             --
Acquisitions

  OPI acquisition                        1,763,812         1,764       849,857           --             --          851,621

  BCOM acquisition                         177,800           178       293,192           --             --          293,370

Treasury stock sold                           --            --         106,806           --            2,734        109,540

Stock for services                          90,909            91       104,909           --             --          105,000

Recapitalized for stock split           33,201,309        33,201       (33,201)          --             --             --

Net loss for the Quarter                      --            --            --         (885,868)          --         (885,868)
                                       -----------   -----------    -----------    -----------    -----------    -----------
BALANCE March 31, 2004                 $66,402,618   $    66,403    $7,189,975    $(2,360,615)    $   (2,026)    $4,893,737
                                       ===========   ===========    ===========    ===========    ===========    ===========

See accompanying notes and accountant's report.

WIRELESS FRONTIER INTERNET, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters Ended March 31, 2004 and 2003


                                                                   2004               2003
                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss for the three months                               $  (885,868)      $  (235,043)
   Adjustments to reconcile net earnings to net
     cash provided (used) by operating activities:

       Depreciation                                                202,536            33,830

       Amortization                                                 76,708             9,100

       Stock issued for services                                     1,525              --

     Changes in Current assets and liabilities:

       Decrease (Increase) in Accounts receivable                  (30,166)           38,698

       Decrease (Increase) in Inventories                          103,530            35,380

       Decrease (Increase) in Prepaid expenses                      (5,875)             --

       Increase (Decrease) in Accounts payable                    (267,008)          (18,854)

       Increase in Accrued payroll                                  16,600             9,567

       Increase (Decrease) in Accrued interest                        --                  (1)

       Increase (Decrease) in Accrued taxes                          1,307            (4,270)
                                                               -----------       -----------

       NET CASH (USED) BY

             OPERATING ACTIVITIES                                 (786,711)         (131,593)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of Fixed assets                                       (176,901)         (106,027)
                                                               -----------       -----------
       NET CASH PROVIDED (USED) BY

             INVESTING ACTIVITIES                                 (176,901)         (106,027)

CASH FLOWS FROM FINANCING ACTIVITIES

   Sale of Treasury stock                                          109,540              --

   Borrowings on Lines of Credit                                      --              71,232

   Borrowings on Notes Payable                                   1,279,356              --

   Increase in Long - term debt -net                                31,718            65,508
                                                               -----------       -----------
       NET CASH USED BY

             FINANCING ACTIVITIES                                1,420,614           136,740
                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH                                    457,002          (100,880)

CASH AT BEGINNING OF PERIOD                                        226,324           188,990
                                                               -----------       -----------

CASH AT END OF PERIOD                                           $  683,326       $    88,110
                                                               ===========       ===========

See accompanying notes and accountant's report.

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

On May 28, 2003 the stockholders of the Company exchanged all the outstanding shares of the Company for 14,906,000 shares of common stock. On the same date the Company's Board of Directors declared a 2 to 1 stock split. These financial statements reflect this split as if it happened at the beginning of the periods reported.

All share amounts from this point on have been adjusted for the March 31, 2004, 2 for 1 stock split.

On June 1, 2003, the Company entered into an agreement to purchase all the assets and assume certain liabilities of Momentum Online Computer Services, Inc. for 873,712 shares of common stock valued at $2,621,410. In December 2003, the purchase agreement and certain terms of the employment agreement entered into with Robert McClung, the CEO and principal shareholder of Momentum, were satisfied by the issuance of 138,430 shares and 800,000 shares, consecutively, to Robert McClung increasing the total to 1,673,712 shares of common stock. This purchase expanded the Company's Internet Service Provider area to the Highway 281 of Texas corridor, which extends roughly from south of the Dallas, Fort Worth area to the north of San Antonio. The Company is presently involved in a lawsuit and other legal matters with the former owner of Momentum over the agreement and ownership of the assets purchased on June 1, 2003. See note 10 to notes to Consolidated Financial Statements.

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Kolinek Internet service for 280,480 shares of common stock. The acquisition was valued at $42,072. The original agreement called for a purchase price of 28,048 shares of common stock. The acquisition was re-evaluated in December 2003 to 280,480 shares. This purchase expanded the Company's Internet Service Provider area in the Highway 281 of Texas corridor.

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 4,166,640 shares of common stock valued at $680,600. The original agreement called for a purchase price of 416,664 shares of common stock. The acquisition was re-evaluated in January 2004 to 4,166,640 shares. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation.

On or about July 1, 2003, the Company acquired all the outstanding shares of US Mex Communications and West Texas Horizons for 2,206,640 shares of the Company's common stock valued at $330,996 and the assumption of $51,000 in notes payable. The note was paid in full with the December 18, 2003 notes payable. The original agreement called for a purchase price of 220,664 shares of common stock. The acquisition was re-evaluated in January 2004 to 2,206,640 shares. The acquired company sells phone cards and provides pay phone services in Southwestern Texas. All assets, liabilities and operations have been transferred to Wireless Frontier Internet, Inc. (Texas). The corporations are now inactive subsidiaries at December 31, 2003.

On September 30, 2003, the Company entered into an Agreement and Plan of Merger with Fremont Corporation a publicly traded company. Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Fremont, was merged into the Company with the Company being the surviving corporation. The shareholders of the Company exchanged all the outstanding shares of the Company for 32,053,158 shares of the common stock of Fremont in a one for one exchange. As a result of this transaction the Company became a wholly owned subsidiary of Fremont. In addition, Fremont also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited, a British Virgin Islands corporation. Pursuant to this agreement, Million acquired all of Fremont's equity interest in Winfill (a subsidiary of Fremont) for Millions return to Fremont of the 661,654 (pre-split) shares of common stock held by Million, the cancellation of Million's warrant to purchase 2,000,000 (pre-split) shares of common stock and the forgiveness of all sums owed by Fremont to Million. This combination was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes.

On September 30, 2003 the Company entered into an Asset Purchase Agreement with Limited Liability Partnership d/b/a Xramp, to purchase certain assets and Internet subscribers of the Partnership. The purchase price was 294,643 shares of the Company's common stock valued at $165,000 and a note for $50,000.

On February 9, 2004 the Company entered into an Agreement for Purchase and Sale of Stock with all the shareholders of Office Products Incorporated Computer Division, a Kansas Corporation for 3,527,624 shares of common stock valued at $922,183 and a Note payable for $373,252. This agreement is effective January 1, 2004.

On March 17, 2004 the Company entered into an Asset Purchase Agreement for the purchase of the assets of BCOM.NET, INC. for 355,600 shares of common stock valued at $293,370. The agreement was effective on March 17, 2004.

As of April 1, 2004 the Company was a Wireless Internet Service Provider in southwest Texas and western Kansas, providing both wireless and dial-up services in addition to the equipment sales.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the three months for:

First Quarter                          2004
                                       ----
Interest                             $23,751
Income taxes                           -0-

Income taxes

The Company accounts for income taxes under a method which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company has a net operating loss carry forward at March 31, 2004 of approximately $1,700,000.

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

NOTE -2 FIXED ASSETS

Fixed assets are summarized by major classifications as follows:

           March, 31                         2004          2003
                                             ----          ----
           Buildings                       $375,000        $90,000
           Equipment                      2,619,287        623,606
           Vehicles                         521,131         61,020
                                            -------         ------
                                          3,515,418        774,626
           Accumulated Depreciation        (799,113)      (267,440)
                                           ---------      ---------
                                         $2,716,305       $507,186
                                         ==========       ========

     Depreciation expense for the three months ended March 31, 2004 and 2003 was $202,536 and $33,830 respectively.

NOTE 3 - GOODWILL AND COVENANTS NOT TO COMPETE

Goodwill and covenants not to compete are summarized by major classifications as follows:

                March 31,                               2004          2003
                                                        ----          ----

                Goodwill                              $4,602,620      $505,996
                Covenants not to compete                  10,000        10,000
                                                          ------        ------
                                                       4,612,620       515,996
                Less: Accumulated amortization          (257,902)      (47,407)
                                                        ---------      --------
                                                      $4,354,718      $468,589
                                                      ==========      ========

Amortization expense for the three months ended March 31, 2004 and 2003 was $76,710 and $9,100 respectively.

Future amortization expense for the next five years is as follows:

                   2004                 $306,841
                   2005                 $306,841
                   2006                 $306,841
                   2007                 $306,841
                   2008                 $306,841

NOTE 4 - ACQUISITIONS

On June 1, 2003, the Company entered into an agreement to purchase all the assets and assume certain liabilities of Momentum Online Computer Services, Inc. for 873,714 shares of common stock valued at $2,621,410. This purchase expanded the Company's Internet Service Provider area to the Highway 281 of Texas corridor, which extends roughly from south of the Dallas, Fort Worth area to the north of San Antonio. The Company is presently involved in a lawsuit and other legal matters with the former owner of Momentum over the agreement and ownership of the assets purchased on June 1, 2003. See litigation footnote.

Assets Acquired were:
            Cash                              $12,053
            Accounts receivable               123,490
            Inventory                          26,717
            Equipment and furniture           280,425
            Goodwill - Internet
              Subscribers                   2,492,202
                                            ---------
                 Total Assets              $2,934,887
                                           ==========
Liabilities Assumed were:
            Accounts payable                  $97,792
            Accrued payroll                    24,177
            Accrued interest                    1,123
            Accrued taxes                      17,891
            Lines of credit                    59,422
            Notes payable                      59,250
            Long - Term debt                   54,222
                                               ------
                 Total Liabilities           $313,877
                                             ========

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Kolinek Internet service for 280,480 shares of common stock. The acquisition was valued at $42,072. The original agreement called for a purchase price of 28,048 shares of common stock. The acquisition was re-evaluated in December 2003 to 280,480 shares. This purchase expanded the Company's Internet Service Provider area in the Highway 281 of Texas corridor.

Assets Acquired:
            Goodwill - Internet
                 Subscribers                   $42,072


On June 30, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 4,166,640 shares of common stock valued at $680,600. The original agreement called for a purchase price of 416,664 shares of common stock. The acquisition was re-evaluated in January 2004 to 4,166,640 shares. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation.

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
                                            ========

On or about July 1, 2003, the Company acquired all the outstanding shares of US Mex Communications and West Texas Horizons for 2,206,640 shares of the Company's common stock valued at $330,996 and the assumption of $51,000 in notes payable. The note was paid in full with the December 18, 2003 notes payable. The original agreement called for a purchase price of 220,664 shares of common stock. The acquisition was re-evaluated in January 2004 to 2,206,640 shares. The acquired company sells phone cards and provides pay phone services in Southwestern Texas. All assets, liabilities and operations have been transferred to Wire Frontier Internet, Inc. (Texas). The corporations are now inactive subsidiaries at December 31, 2003.

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
                                              ========

On September 30, 2003 the Company entered into an Asset Purchase Agreement (the"Xramp Agreement") with Bartell & Griffith, LTD. L.L.P., d/b/a/ Xramp ("Xramp Partnership") to purchase certain assets and Internet subscribers of the Xramp Partnership. The purchase price was 294,643 shares of the Company's common stock and a note for $50,000. The note was paid off in March 2004.

Assets Acquired:

            Equipment and furniture            $46,950
            Goodwill - Internet
                  Subscribers                  168,050
                                               -------
                  Total                       $215,000

Liabilities Assumed:
            Note payable                       $50,000
                                               =======

On February 9, 2004 the Company entered into an Asset Purchase Agreement with Office Products Incorporated, to purchase Internet subscribers, certain assets, and Computer Service customers d/b/a Office Products Incorporated Computer Division. The purchase price was 3,527,623 shares of the Company's common stock for 142 wireless customers at $589 each and the Computer Store with gross receipts of $313,000. In addition there are 377,892 shares plus $275,000 to pay for the debt of $373,252 within 90 days of the signing of the agreement. These amounts not been remitted by the Company as of May 21, 2004. The Company is in negotiations with the former owners over the final amounts due.

Assets Acquired:

            Inventory                          $95,657
            Equipment and                      207,034
            furniture
            Goodwill - Internet
                  Subscribers                  922,182
                                               -------
                  Total                     $1,224,873

Liabilities Assumed:
            Note payable                      $373,252
                                              ========

On March 2, 2004 the Company entered into an Asset Purchase Agreement with BCOM.NET, INC to purchase certain assets and Internet subscribers of the Incorporation. The purchase price was 355,600 shares of the Company's common stock for 47 wireless customers valued at $589 each, 363 dial-up customers valued at $249 each and 18,878 shares of the Company's common stock to offset the debt.

Assets Acquired:

                        Equipment and furniture            $26,358
                        Goodwill - Internet
                              Subscribers                  267,012
                                                           -------
                              Total                       $293,370
                                                          ========


NOTE 5 - NOTES PAYABLE

Lines of Credit:

On November 14, 2002, the Company entered into a Line of Credit Agreement with a local bank for $170,000 due June 4, 2004. The interest rate is 6.75%. The loan is secured by all accounts and other rights to payments, inventories, equipment, instruments and chattel paper, general intangibles, documents, and deposit accounts owned by the Company. The majority shareholder and officer of the Company also guarantee the loan. The balance due at March 31, 2003 was $170,000.

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed a Line of Credit Agreement dated November 11, 2002 with a local bank for $75,000 payable on demand and if no demand is made, then on November 22, 2003. The note was renewed in December 2003 when an interest payment was made and the new maturity date is June 19, 2004. The interest rate is 8.5%. The loan is secured by all monies the Company has on deposit with the bank. The note is guaranteed by the former shareholder of Momentum, who is also an Officer of the Company. At March 31, 2004 the balance outstanding for Wireless Frontier Internet under this agreement was $55,656.

Notes Payable:

In connection with the Momentum acquisition, on April 1, 2003 the Company entered into a loan agreement with an individual and shareholder for $59,250 for working capital funds advance to the Momentum since inception. The loan is due on demand with an 8% interest rate. Accruing interest is due monthly. The note is unsecured. The balance due at March 31, 2004 was $54,203.

On September 30, 2003 as part of the Xramp Agreement the Company agreed to pay $50,000. The agreement was satisfied in March 2004 by payment in full of the loan.

On December 18, 2003, the Company entered into a loan agreement with a Bank for $353,279. The interest rate varies at 2 points over the Wall Street Journal Prime Rate. The rate at March 31, 2004 was 6%. The Note was renewed and now matures on June 17, 2004. The note is secured by all vehicles, office equipment, accounts receivable, telephone equipment and all other assets. At March 31, 2004 the balance outstanding under this agreement was $328,279.

On February 9, 2004, the Company entered into an Agreement for Purchase and Sale of Stock with Office Products Incorporated, Computer Division. This agreement called for $373,252 to be paid in stock and cash within 90 days from the signing of the agreement. This amount has not been paid as of May 21, 2004. The Company is presently in discussions with the former owners concerning this amount. The Company is in default in relation to this amount at this time. At March 31, 2004 the balance outstanding under this agreement was $373,252.

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, and warrants to purchase an aggregate of 7,655,000 shares of the Company's common stock at an exercise price of $0.20 per share. Under the terms of the debentures, the note holders have the option to convert the principal balance of the debentures, in whole or in part, into shares of common stock at a conversion price equal to $0.20 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. The Company is currently negotiating with the holders of the debentures representing this indebtedness to extend the maturity of the indebtedness. The Company is in default in relation to these debentures. At March 31, 2004 the balance outstanding under these agreements was $1,315,000.

Long - Term Debt:

On May 30, 2002, the Company entered into a loan agreement with a local bank for $469,073. The loan calls for 24 monthly payments of $7,000, followed by 47 monthly payments of $8,500 and 1 payment of $11,603. All payments include interest at 6.75%, which varies with the Wall Street Journal Prime Rate. The loan is secured by all equipment, accounts receivable, and inventories whether now owned or hereafter acquired, wherever located. Certain shareholders and officers of the Company also guarantee the loan. The balance due at March 31, 2004 was $372,872.

On January 8, 2003, the Company entered into a loan agreement with a local bank for $14,500. The loan calls for 30 monthly payments of $532 including interest. The initial interest was 7.5%, which varies with Wall Street Journal Prime Rate. The loan is secured by the vehicle purchased. Certain shareholders and officers of the Company also guarantee the loan. The balance at March 31, 2004 outstanding under this agreement was $8,196.

On April 15, 2003, the Company entered into a loan agreement with a local bank for $88,340. The loan calls for 60 monthly payments of $1,566 plus interest. The initial interest was 6.75%, which varies with the Wall Street Journal Prime Rate. The loan is secured by the installation vehicles purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at March 31, 2004 outstanding under this agreement was $76,338.

On April 15, 2003, the Company entered into a loan agreement with a Finance Company for $28,394. The loan calls for 60 monthly payments of $473 including 0% interest. The loan is secured by the vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at March 31, 2004 outstanding under this agreement was $23,188.

On April 21, 2003, the Company entered into a loan agreement with a local Credit Union for $35,402. The loan calls for 60 monthly payments of $504 plus interest at 6.75%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at March 31, 2004 outstanding under this agreement was $30,566.

On April 21, 2003, the Company entered into a loan agreement with a Finance Company for $38,702. The loan calls for 60 monthly payments of $645 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at March 31, 2004 outstanding under this agreement was $33,571.

On April 21, 2003, the Company entered into a loan agreement with a Finance Company for $35,402. The loan calls for 60 monthly payments of $571 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at March 31, 2004 outstanding under this agreement was $30,050.

On May 1, 2003, the Company assumed a loan of an employee in exchange for the vehicle secured by the loan. The loan amount assumed was financed by a Finance Company and was for $32,005, the balance due at May 1, 2003. The loan calls for 40 additional monthly payments of $762 plus interest at 0%. The loan is secured by the installation vehicle purchased. The employee of the Company is still liable for the loan. The balance at March 31, 2004 outstanding under this agreement was $23,619.

On May 1, 2003, the Company entered into a loan agreement with a Finance Company for $40,546. The loan calls for 60 monthly payments of $676 plus interest at 0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guarantee the loan. The balance at March 31, 2004 outstanding under this agreement was $33,113.

In May 2003, the Company entered into a loan agreement with an individual for $90,000 effective to May 1, 2001 to purchase the Company's headquarters building in Fort Stockton, Texas. Rent paid since May 1, 2001 has been applied to the note and recorded as other income in the first quarter of 2003. The loan calls for 180 monthly payments of $900 including interest at 8.759%. The note is secured by the building. The balance at March 31, 2004 outstanding under this agreement was $78,297.

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed the following loans:

On October 18, 2000 the Company entered into a loan agreement with a finance company for $25,860 to purchase a vehicle. The loan calls for 48 monthly payments of $658 including interest at 10.2%. The installation vehicle secures the note. A shareholder and officer of the Company also guarantee the note. The balance at March 31, 2004 outstanding under this agreement was $4,543.

On April 16, 2001 the Company entered into a loan agreement with a finance company for $17,125 to purchase equipment. The loan calls for 36 monthly payments of $586 including interest at 15.9%. The equipment secures the note. A shareholder and officer of the Company also guarantee the note. The balance at March 31, 2004 outstanding under this agreement was $0.

On July 10, 2001 the Company entered into a loan agreement with a local bank for $54,785 to purchase equipment. The loan is due on demand and if no demand is made, then 35 monthly payments of $1,771 including interest at 10.0%. The equipment secures the note along with funds that the Company has on deposit with the bank. A shareholder and officer of the Company also guarantee the note. The balance at March 31, 2004 outstanding under this agreement was $9,865.

On December 30, 2002 the Company entered into a loan agreement with a finance company for $13,600 to purchase equipment. The loan calls for 36 monthly payments of $465 including interest at 15.9%. The equipment secures the note. The balance at March 31, 2004 outstanding under this agreement was $8,566.

Total Long-Term debt at March 31 is as follows:

                                                  2004
                                                  ----
      Long-term debt                            $732,784
      Less Current portion                      (147,730)
                                               ---------
      Long-term debt                           $ 585,054
                                               =========

Maturities on long-term debt are as follows:
            Year ending December 31,

                 2003                    $147,730
                 2004                     137,108
                 2005                     135,379
                 2006                     135,678
                 2007                     108,586
                 Thereafter               100,021

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

The Board of Directors in their October 1, 2003 meeting agreed to allocate 20,000,000 shares to the Employee Stock Option Plan to be established later. There has been no further action as of this time.

NOTE 7 - EQUITY

In January 2004 the Company renegotiated all but one of the Company's acquisitions and most of its stock sale contracts entered into during 2003. The additional shares issued resulting from these negotiations are reflected in these financial statements as if they were issued at the time of the original contract.

NOTE 8 - COMMITMENTS

The Company leases real estate in Sanderson, Texas under a one-year agreement due to expire in 2005, with an option to renew each year until 2007. The lease calls for monthly payments of $650 per month and half of the monthly electric bill.

The Company leases real estate in Fort Stockton, Texas under a one-year agreement due to expire in 2004. The lease calls for monthly payments of $750 per month.

The Company leases real estate in Alpine under a five-year agreement due to expire in 2008. The lease calls for monthly payments of $675 per month.

The Company leases equipment on a 48 month lease from Pinnacle Towers (Global Signal) due to expire in 2007. The lease calls for monthly payments of $324.48 per month.

The Company leases real estate in Marble Falls, Texas under a 5-year agreement due to expire April 30, 2008. The Company may terminate this lease at any time after the third full year of the lease with six months notice. The lease calls for monthly payments of $1,200 per month.

The Company leases antenna space on the Kingsland site in Kingsland, Texas under a five-year agreement due to expire in 2006. The lease calls for monthly payments of $275 per month. The lease has two automatic five year term renewals unless cancelled with 90-day notice.

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

The Company leases antenna space on the N-R Ranch site in Blanco, Texas under a five year agreement due to expire in 2004. The lease calls for payments of $100 per month. The lease has unlimited automatic five-year renewals unless cancelled with 60-day notice.

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

The Company leases antenna space from City of Ellinwood, Kansas under a five-year agreement due to expire in October 2008. The lease calls for payments of $600 per month.

The Company leases antenna space from City of Hoisington, Kansas under a five-year agreement due to expire in 2008. The lease calls for payments of $0 per month.

The Company leases antenna space from Great Bend Housing Authority, Kansas under a three-year agreement due to expire in 2006. The lease calls for payments of $350 per month.

 The Company leases antenna space from Carpenter Properties in Alpine, Texas under a two-year agreement due to expire in May 2006. The lease calls for payments of $200 per month.

The Company leases antenna space from Paul Ruby, SR in Beeville, Texas under a two-year agreement due to expire in December, 2005. The lease calls for payments of $150 per month.

Future minimum lease payments are as follows:

                       2004                 $106,294
                       2005                  $99,294
                       2006                  $85,694
                       2007                  $54,594
                       2008                  $48,300


NOTE 9 - RELATED PARTY TRANSACTIONS

There are no significant related party transactions during the first quarter of 2004.

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

NOTE 11 - SUBSEQUENT EVENTS

On April 5, 2004 the Company entered into an Asset Purchase Agreement with RayTech Internet, Inc. to purchase certain assets and Internet subscribers of the Partnership. The purchase price was $10,000 and 50,672 shares of the Company's common stock for 163 dial-up customers at $249 each. This purchase extends the Company's service to Big Springs, Texas on Interstate 20.

Assets Acquired:

            Goodwill - Internet
                  Subscribers                   35,336
                                                ------
                  Total                        $35,336
                                               =======

On April 11, 2004, the Company failed to pay $1,315,000 of debentures that matured on that date. The Company is currently negotiating with the holders of the debentures representing this indebtedness to extend the maturity of the indebtedness. The Company is in default in relation to these debentures.

On May 9, 2004, the Company failed to pay $373,252 in stock and cash due the former owners of Office Products Incorporated, Computer Division. The Company is presently in discussions with the former owners concerning this amount. The Company is in default in relation to this amount at this time.



NOTE 12 - GOING CONCERN



The Company has not generated significant profits to date. This factor among others including the agreement default for $373,279, the debenture defaults for $1,315,000 and the Lines of Credit due June 4, 2004 for $170,000 and due June 19, 2004 for $55,656, may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include, but are not limited to, (i) the Company's ability to obtain additional financing; (ii) the Company's ability to deploy its high-speed network in a timely fashion; (iii) the Company's ability to keep pace with technological changes in its industry; and (iv) the Company's ability to attract and retain its customers. In addition, significant fluctuations in quarterly results may occur as a result of the timing of customer demand for the Company's high-speed services and the timing of the installation of the Company's networks. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in the Company's filings with the Securities and Exchange Commission, including those factors discussed under the caption "Risk Factors" in the Company's most recent Annual Report on Form 10-KSB/A. The Company undertakes no obligation to publicly release the revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.


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

Results of Operations
---------------------

Results of operations for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.
----------------------------------------------------------------------------

For the three months ended March 31, 2004 the Company had $242,050 in equipment sales revenue and $764,238 in Internet service revenue. For the three months ended March 31, 2003 the Company had $200,060 in equipment sales revenue, and $279,096 in Internet service revenue. The increase in revenues is primarily from the acquisitions expanding our customer base.

The cost of sales for equipment sales revenue is $157,268 which consists of purchasing equipment and accessories. The cost of sales for Internet sales is $306,809 consisting of telephone lines, installation costs, and service costs.

The gross profit margin for equipment sales was 35% for the three months ended March 31, 2004 compared to 9% for the three months ended in March 31, 2003. The increase in the Company's gross profit margin for equipment sales for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was due to the mix of sales with an increase of services sales resulting in a higher profit margin than equipment sales. The gross profit margin for Internet sales was 60% for the three months ended March 31, 2004 compared to 28% for the three months ended March 31, 2003. This increase in gross profit margin for Internet service revenue is from the acquisitions and building our existing customer base while utilizing parts of our existing infrastructure.

The Company incurred total operations expenses of $1,450,246 for the three months ended March 31, 2004 compared to $339,925 for the three months ended March 31, 2003, a total increase of 427%. The major components of the expenses were as follows:

                                     Expenses      Expenses    Percentage

                                       2004          2003        Change
                                       ----          ----        ------
Advertising and promotion          $   14,657     $   8,037         182%
Amortization and depreciation         279,246        42,930         650%
Legal and professional                390,298         1,965       19862%
Auto and travel                        48,496        20,888         232%
Commissions and contract labor         48,174        15,870         304%
Office expenses and supplies           49,587        18,249         272%
Salary and wages                      474,069       156,303         303%
Taxes                                  50,236        14,789         340%
Utilities                              32,057        12,926         248%

The substantial increases in costs of operations of 427% compare to substantial increases in gross profit of 234% over prior year. The increase in the Company's expenses for three months ended March 31, 2004 compared to the same period in 2003 was primarily due to (i) increase of the amortization costs with the acquisition of new companies and increase of depreciation costs from acquiring more equipment and the purchasing of company vehicles; and (ii) an increase in legal and professional fees primarily due to the Company's merger with Fremont and ongoing costs of operating as a public company; (iii) an increase in auto and travel expenses due to the Company seeking to acquire other companies and servicing companies that were acquired; and (iv) an increase in salaries and wages due to the hiring of additional staff to support the Company's acquisition of additional companies and to promote the growth of those companies. The Company believes that while the trend of losses may continue, 2004 expenses reflect investment in future operational capabilities as a company and management is hopeful that revenues will increase without substantial expense increase. The Company sustained a net loss of ($885,868) for the three months ended March 31, 2004 (after other income of $22,167) as compared to a net loss of ($235,043) for the same period in 2003 (after other income of $10,116). The net loss per share was ($.01) for three months ended March 31, 2004 and loss was nominal per share for the same period in 2003.

Liquidity and Capital Resources
-------------------------------

      At March 31, 2004, we had working capital of $682,610 and inventories of $163,605. We have historically sustained our operations and funded our capital requirements with the funds received from working capital loans received from various financial institutions, as well as the private placement of equity securities and debentures convertible into our equity securities, as more fully described below.

      At March 31, 2004, the Company had current assets of $917,328, fixed assets of $2,560,005 (net of depreciation), and other assets of $4,574,786 (after deducting amortization), consisting primarily of goodwill.

      As of March 31, 2004, other than smaller bank notes and equipment financing we did not have any significant financing arrangements in place. As of March 31, 2004, we had $683,326 in cash and $282,781 in accounts receivable that could be used in connection with funding our operations.

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

      In addition, we will need to raise additional capital in order to repay the indebtedness. In order to meet this repayment obligation and in order to further grow our business, we are pursuing a potential private placement of our securities. We cannot be assured that our proposed private placement of securities will be completed or that it would generate sufficient proceeds for us to satisfy our obligations under the debentures. Even if the proposed private placement were to be completed, we cannot be assured that it will be on terms favorable to us. If adequate funds are not available, we will be unable to repay the indebtedness or to grow and expand our business in which case, there would be substantial doubt about our ability to continue as a going concern.

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

Lines of Credit:
----------------

On November 14, 2002, the Company entered into a Line of Credit Agreement with a local bank for $175,000 due June 4, 2004. The interest rate is 6.75%. The loan is secured by all accounts and other rights to payments, inventories, equipment, instruments and chattel paper, general intangibles, documents, and deposit accounts owned by the Company. Alex Gonzalez, the majority shareholder and an officer of the Company, also guaranteed the loan. The balance due at March 31, 2004 was $170,000.

On June 1, 2003, in connection with the acquisition of Momentum the Company assumed a Line of Credit Agreement dated November 11, 2002 with a local bank for $75,000 payable on demand which was renewed with a new maturity date of June 2004. The note is in default and is part of the Bankruptcy proceedings and litigation with the former owner of Momentum. See "Legal Proceedings." The interest rate is 8.5%. The loan is secured by all monies Momentum has on deposit with the local bank. The note is guaranteed by the former shareholder of Momentum, who is also an Officer of the Company. At March 31, 2004 the balance outstanding for Wireless Frontier Internet under this agreement was $55,656.

Notes Payable:
--------------

In connection with the Momentum acquisition, on April 1, 2003 the Company entered into a loan agreement with an individual and shareholder of the Company, Pat McClung, for $59,250 for working capital funds advance to the Momentum since inception. The loan is due on demand with an 8% interest rate. Accruing interest is due monthly. The note is unsecured. The balance due at March 31, 2004 was $54,885.

On September 30, 2003, the Company entered into an Asset Purchase Agreement with Bartell & Griffith, LTD. L.L.P. d/b/a Xramp ("Xramp Partnership") to purchase certain assets and Internet subscribers of the Xramp Partnership. As part of this agreement, the Company agreed to pay $50,000. The agreement carries no stated rate of interest and is to be paid by April 16, 2004. The balance due was paid in March 2004.

On December 18, 2003, the Company entered into a loan agreement with a Bank for $353,279. The interest rate varies at 2 points over the Wall Street Journal Prime Rate. The rate at March 31, 2004 was 6%. The Note was renewed in March 2004 and matures in June 2004. The note is secured by all vehicles, office equipment, accounts receivable, telephone equipment and all other assets. At March 31, 2004 the balance outstanding under this agreement was $328,279.

Long - Term Debt:
-----------------

On May 30, 2002, the Company entered into a loan agreement with a local bank for $469,073. The loan calls for 24 monthly payments of $7,000, followed by 47 monthly payments of $8,500 and 1 payment of $11,603. All payments include interest at 6.75%, which varies with the Wall Street Journal Prime Rate. The interest rate at March 31, 2004 was 6.25%. The loan is secured by all equipment, accounts receivable, and inventories whether now owned or hereafter acquired, wherever located, as well as personally by Alex Gonzalez, Joe Chris Alexander and Ronald Marosko. Certain shareholders and officers of the Company also guarantee the loan. The balance due at March 31, 2004 was $372,872.

On January 8, 2003, the Company entered into a loan agreement with a local bank for $14,500. The loan calls for 30 monthly payments of $532 including interest. The initial interest was 7.5%, which varies with Wall Street Journal Prime Rate. The loan is secured by the vehicle purchased. Certain shareholders and officers of the Company also guarantee the loan. The balance due at March 31, 2004 was $8,196.

On April 15, 2003, the Company entered into a loan agreement with a local bank for $88,340. The loan calls for 60 monthly payments of $1,566 plus interest. The initial interest was 6.75%, which varies with the Wall Street Journal Prime Rate. The loan is secured by the installation vehicles purchased. The majority shareholder and an officer of the Company, Alex Gonzalez and Jay Knabb also guaranteed the loan. The balance at March 31, 2004 outstanding under this agreement was $76,338.

On April 15, 2003, the Company entered into a loan agreement with a Finance Company for $28,394. The loan calls for 60 monthly payments of $473 including 0% interest. The loan is secured by the vehicle purchased. The majority shareholder and an officer of the Company also guaranteed the loan. The balance at March 31, 2004 outstanding under this agreement was $23,188.

On April 21, 2003, the Company entered into a loan agreement with a local Credit Union for $35,402. The loan calls for 70 monthly payments of $504 plus interest at 6.75%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company, Alex Gonzalez and Jay Knabb also guaranteed the loan. The balance at March 31, 2004 outstanding under this agreement was $30,566.

On April 21, 2003, the Company entered into a loan agreement with a finance company for $38,702. The loan calls for 60 monthly payments of $645 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company, Alex Gonzalez and Jay Knabb also guaranteed the loan. The balance at March 31, 2004 outstanding under this agreement was $33,571..

On April 21, 2003, the Company entered into a loan agreement with a finance company for $35,402. The loan calls for 60 monthly payments of $571 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company, Alex Gonzalez and Jay Knabb also guaranteed the loan. The balance at March 31, 2004 outstanding under this agreement was $30,050.

On May 1, 2003, the Company assumed a loan of former employee in exchange for the vehicle secured by the loan. The loan amount assumed was financed by a Finance Company and was for $32,005, the balance due at May 1, 2003. The loan calls for 40 additional monthly payments of $762 plus interest at 0%. The loan is secured by the installation vehicle purchased. An employee of the Company, Alex Gonzalez, is still liable for the loan. The balance at March 31, 2004 outstanding under this agreement was $23,619.

On April 15, 2003, the Company entered into a loan agreement with a Finance Company for $40,546. The loan calls for 60 monthly payments of $676 plus interest at 0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company, Alex Gonzalez, also guaranteed the loan. The balance at March 31, 2004 outstanding under this agreement was $33,113.

In May 2003, the Company entered into a loan agreement with an individual for $90,000 to purchase the Company's headquarters building in Fort Stockton, Texas. Rent paid since May 1, 2001 has been applied to the note and recorded as other income in the first quarter of 2003. The loan calls for 180 monthly payments of $900 including interest at 8.759%. The note is secured by the building. The balance at March 31, 2004 outstanding under this agreement was $78,297.

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed the following loans:

On October 18, 2000, Momentum entered into a loan agreement with a finance company for $25,860 to purchase a vehicle. The loan calls for 48 monthly payments of $658 including interest at 10.2%. The installation vehicle secures the note. A shareholder and officer of Momentum also guaranteed the note. The balance at March 31, 2004 outstanding under this agreement was $4,543.

On April 16, 2001 Momentum entered into a loan agreement with a finance company for $17,125 to purchase equipment. The loan calls for 36 monthly payments of $586 including interest at 15.9%. The equipment secures the note. A shareholder and officer of Momentum also guaranteed the note. The balance at March 31, 2004 outstanding under this agreement was $0.

On July 10, 2001 Momentum entered into a loan agreement with a local bank for $54,785 to purchase equipment. The loan is due on demand and if no demand is made, then 35 monthly payments of $1,771 including interest at 10.0%. The equipment secures the note along with funds that Momentum has on deposit with the local bank. A shareholder and officer of Momentum also guaranteed the note. The balance at March 31, 2004 outstanding under this agreement was $9,865.

On December 30, 2002 entered into a loan agreement with a finance company for $13,600 to purchase equipment. The loan calls for 36 monthly payments of $465 including interest at 15.9%. The equipment secures the note. The balance at March 31, 2004 outstanding under this agreement was $8,566.

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


Item 3.           CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls
----------------------------------------------

      The Company's principal executive and principal financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the quarter ended March 31, 2004 and have concluded that such disclosure controls and procedures are adequate and effective based upon their evaluation as of such date.

      There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

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

Item 3.           Defaults Upon Senior Securities

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, and warrants to purchase an aggregate of 7,655,000 shares of the Company's common stock at an exercise price of $0.20 per share. Under the terms of the debentures, the note holders have the option to convert the principal balance of the debentures, in whole or in part, into shares of common stock at a conversion price equal to $0.20 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. The Company is currently negotiating with the holders of the debentures representing this indebtedness to extend the maturity of the indebtedness. The Company is in default in relation to these debentures. At March 31, 2004 the balance outstanding under these agreements was $1,315,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      The following documents are filed as part of this report:

--------------------------------------------------------------------------------
Exhibit No.                     Description
--------------------------------------------------------------------------------
    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
    32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
    32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

(b) Reports on Form 8-K

      (1) We filed a Current Report on Form 8-K, dated January 14, 2004, in which we reported under Item 2 and Item 5 the merger of Fremont Corporation, Networker Systems, Inc. and Wireless Frontier Internet, Inc. and under Item 4 a change in the Company's certifying accountant.

      (2) We filed an amended Current Report on Form 8-K/A, dated March 22, 2004, in which we reported under Item 4 a change in the Company's certifying accountant.

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WIRELESS FRONTIER INTERNET, INC.



                                       By: /s/ Alex Gonzalez
                                            -----------------------------------
                                            Name:  Alex Gonzalez
                                            Title: Chairman and Chief Executive
                                                   Officer

                                       Date:  May 24, 2004