Form 10QSB
period 1999-09-30
WIRELESS FRONTIER INTERNET INC
filed 2004-05-28
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                             For the Quarters Ended:
                                 March 31, 1999;
                               June 30, 1999; and
                               September 30, 1999

                          Commission File No. 000-08281

                        Wireless Frontier Internet, Inc.
                           (f/k/a Fremont Corporation)
        (Exact name of small business issuer as specified in its charter)

       Delaware                                         75-2771930
(State of Incorporation)                     (IRS Employer Identification No.)

                 104 West Callaghan, Fort Stockton, Texas 79735
                (Address of principal executive office)(Zip code)

                               (432) 336-0336
                           (Issuer's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of March 31, 2004, there were issued and outstanding 66,402,618 shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]     No [X]

                                EXPLANATORY NOTE

     As described in the Company's Form 8-K filed with the Securities and Exchange Commission on January 14, 2004, Wireless Frontier Internet, Inc. (f/k/a Fremont Corporation) (the "Company"), through its wholly owned subsidiary Winfill Holdings International Limited ("Winfill"), a British Virgin Island corporation, incurred a net loss in 1998 as a result of various factors, including declining sales, a shortage of working capital, and a bad debt provision necessitated in substantial part by the bankruptcy of a major customer. These aforementioned factors and the cessation of operations of Winfill, prevented the Company's auditors, Arthur Anderson & Co. ("Arthur Anderson"), from finalizing the Company's audit for the year ended December 31, 1998 and, as a result, the Company failed to file its Form 10-KSB Annual Report for the year ended December 31, 1998 and all other required reports under the Securities Exchange Act of 1934 (the "Exchange Act") since.

     In addition, on September 16, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among the Company, Networker Systems, Inc. ("Networker") and Wireless Frontier Internet, Inc. ("Wireless-TX"), a Texas corporation. Pursuant to the Merger Agreement, Networker, a wholly owned subsidiary of the Company, was merged into Wireless-TX with Wireless-TX being the surviving corporation. The shareholders of Wireless-TX exchanged all of the outstanding shares of Wireless-TX for
16,000,000 shares of common stock of the Company. As a result of this transaction, Wireless-TX became a wholly-owned subsidiary of the Company. In addition, the Company also entered into an Asset Purchase Agreement (the "Asset Agreement") dated September 16, 2003 with Million Treasure Enterprises Limited ("Million"), a British Virgin Islands corporation. Pursuant to the Asset Agreement, Million acquired all of the Company's equity interest in Winfill in exchange for Million's return to the Company of the 661,654 shares of common stock of the Company held by Million, the cancellation of Million's warrant to purchase 2,000,000 shares of common stock of the Company and the release of all sums owed by the Company to Million.

     This report, which covers the fiscal quarters ended March 31, June 30 and September 30, 1999, is being filed in order to satisfy the Company's filing requirements with respect to such periods. Accordingly, unless otherwise stated, all of the information set forth in the report relates the Company's business and operations prior to the consummation of the transactions in September 2003. Furthermore, such information relates to business operations that have been discontinued since the consummation of the transactions in September 2003 and in no way reflect the Company's current business and operations. For a complete description of the Company's current business and operations see the Company's Form 10-KSB for the year ended December 31, 2003, as amended, as filed with the Securities and Exchange Commission on May 13, 2004.

     The financial statements included with this report were prepared as if the discontinued operations of Fremont Corporation had terminated before the fiscal year ended December 31, 1998. Accordingly, the financial statements included with this report are those of Fremont Corporation, the parent company only.

                        Wireless Frontier Internet, Inc.

                                TABLE OF CONTENTS

                                                                           Page

                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.............................................1
Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......25
Item 3.     CONTROLS AND PROCEDURES.........................................26

                           PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS...............................................27
Item 2.     CHANGES IN SECURITIES...........................................27
Item 3.     DEFAULTS UPON SENIOR SECURITIES.................................27
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ..........27
Item 5.     OTHER INFORMATION...............................................27
Item 6.     EXHIBITS AND REPORTS ON FORM 8-K................................27

SIGNATURES  ................................................................28

Pollard-Kelley Auditing Services, Inc...........................................
Auditing Services                               3250 West Market St, Suite 307,
                                                Fairlawn, OH 44333 330-864-2265

               Report of Independent Certified Public Accountants



Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of March 31, 1999 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the March 31, 1999 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
March 31, 1999


                                     ASSETS

Current Assets
        Cash                                              $      6,740
        Accounts receivable affiliates                           8,000
                                                          -------------
             Total Current Assets                               14,740

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (2,488)
                                                          -------------
                                                                 1,893
                                                          -------------
             Total Assets                                 $     16,633
                                                          =============

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                             -
        Accrued fees                                           181,995
                                                          -------------
             Total Current Liabilities                         181,995

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,670,874)
        Treasury stock                                          (4,760)
                                                          -------------
                                                              (165,362)
                                                          -------------
             Total Liabilities and Equity                 $     16,633
                                                          =============
See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter Ended March 31, 1999

                                                              Current                Year to
                                                              Quarter                  Date
                                                           ------------            ------------
Revenues
        Revenues                                           $         -             $         -

Expenses
        Depreciation                                               210                     210
        Administrative                                          20,968                  20,968
                                                           ------------            ------------
                                                                21,178                  21,178
                                                           ------------            ------------
Loss From Operations                                           (21,178)                (21,178)

Taxes                                                                -                       -

Net Loss                                                   $   (21,178)            $   (21,178)
                                                           ============            ============
Loss per share                                             $         -             $         -
                                                           ============            ============
Average shares outstanding                                   5,861,900               5,861,900


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter Ended March 31, 1999

                                                                             Additional
                                             Common            Common        Contributed      Retained        Treasury
                                             Shares            Stock           Capital         Deficit         Stock       Total
                                           -----------        ---------    -------------    -------------   ----------   -----------
Balance January 1, 1999                     5,861,900         $  5,862     $  1,504,410     $ (1,649,696)   $  (4,760)   $ (144,184)

        Net Loss for the quarter                    -                -                -          (21,178)           -       (21,178)
                                           -----------        ---------    -------------    -------------   ----------   -----------
Balance March 31, 1999                      5,861,900         $  5,862     $  1,504,410     $ (1,670,874)   $  (4,760)   $ (165,362)
                                           ===========        =========    =============    =============   ==========   ===========


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter Ended March 31, 1999

                                                                     Current                Year to
                                                                     Quarter                  Date
                                                                  --------------         --------------
Cash flows from operating activities
        Net Loss                                                  $     (21,178)         $     (21,178)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                  210                    210
        (Decrease) in Accounts payable                                   (7,215)                (7,215)
        Increase in Accrued fees                                         14,245                 14,245
                                                                  --------------         --------------
Cash flow used in operating activities                                  (13,938)               (13,938)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                     20,000                 20,000
                                                                  --------------         --------------
Cash Flows Provided from Investing Activities                            20,000                 20,000

Cash Flows Provided from Financing Activities                                 -                      -

Net Increase in Cash and Cash Equivalents                                 6,062                  6,062

Cash and Cash Equivalents - Beginning                                       678                    678
                                                                  --------------         --------------
Cash and Cash Equivalents - Ending                                $       6,740          $       6,740
                                                                  ==============         ==============

See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                 March 31, 1999

                   Notes to Consolidated Financial Statements

NOTE 1 HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Fremont Corporation, a Delaware corporation (the Company) was incorporated in the State of Utah on April 22, 1995, as Fremont Uranium Corporation. On July 1, 1993, the Company reincorporated in the State of Delaware and changed its name to Fremont Corporation.

From 1989 through April 28, 1995, the Company was engaged in acquiring interests in oil and natural gas properties and in seeking potential acquisition or merger opportunities. In March 1995 the Company entered into a Share Exchange Agreement with Million Treasure Enterprises Limited (Million) and Winfill Holdings International Limited (Winfill), both of which are British Virgin Islands corporations. On April 28, 1995 pursuant to the Share Exchange Agreement the Board of Directors effected the following; a 1 for 100 reverse stock split on April 28, 1995, acquired from Million, 41,000 shares of Winfill Holdings International Limited for 4,760,000 shares of the Company's common stock, and transferred to the Company's former president and controlling stockholder all of its operating assets (except the Winfill stock) in exchange for the assumption of all the liabilities of the Company.

Winfill Holdings International Limited owned a 98% interest in SCBW, a Sino-foreign joint venture engaged in the design, manufacture and marketing of bicycles, bicycle parts, components, steel tubes and exercise equipment. Except for a 69% interest in SCB, SCBW owns 100% interests in its principal operating subsidiaries, all of which are organized in the People's Republic of China.

On September 16, 2003, the Company entered into an Agreement and Plan of Merger with Wireless Frontier Internet, Inc. (Wireless). Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Company, was merged into the Wireless Frontier Internet, Inc., with Wireless being the surviving corporation. The shareholders of Wireless exchanged all the outstanding shares of Wireless for 16,026,579 shares of the common stock of the Company in a one for one exchange. As a result of this transaction the Wireless became a wholly owned subsidiary of the Company. In addition, the Company also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited. Pursuant to this agreement, Million acquired all of the Company's equity interest in Winfill for Millions return to the Company of the 661,654 shares of common stock held by Million, the cancellation of Million's warrants, and the forgiveness of all sums owed by Fremont to Million.

                      Fremont Corporation and Subsidiaries

                                 March 31, 1999

                   Notes to Consolidated Financial Statements

NOTE 1 HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company realized a $261,649 loss from this transaction. The accompanying financial statements were prepared as if the discontinued operations had been terminated at the end of the period preceding the period reported. The transactions in the accompanying statements are those of Fremont Corporation, the parent company only. As a result of this accounting treatment the Fremont has been a shell corporation since 1998.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

For federal income tax purposes the Company has an approximate $1,000,000 net operating loss carry forward which starts to expire in 2008.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives of five years using the straight-line method.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - ACCRUED FEES

The balance represents the accrual of accounting and legal fees. The majority of these fees were converted to common stock of the Company after the merger with Wireless Frontier Internet, Inc. on September 16, 2003.

                      Fremont Corporation and Subsidiaries

                                 March 31, 1999

                   Notes to Consolidated Financial Statements

NOTE 3- TREASURY STOCK

The treasury stock balance represents 661,654 share of the Company's common stock received in the September 16, 2003 transaction whereby Million acquired the Company's interests in Winfill as detailed in Footnote 1.

NOTE 4 - SUBSQUENT EVENT

On September 16, 2003, the Company entered into an Agreement and Plan of Merger with Wireless Frontier Internet, Inc. (Wireless). Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Company, was merged into the Wireless Frontier Internet, Inc. with Wireless being the surviving corporation. The shareholders of Wireless exchanged all the outstanding shares of Wireless for 16,026,579 shares of the common stock of the Company in a one for one exchange. As a result of this transaction the Wireless became a wholly owned subsidiary of the Company. In addition, the Company also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited. Pursuant to this agreement, Million acquired all of the Company's equity interest in Winfill for Millions return to the Company of the 661,654 shares of common stock held by Million, the cancellation of Million's warrants, and the forgiveness of all sums owed by Fremont to Million.

The Company realized a $261,649 loss from this transaction. The accompanying financial statements were prepared as if the discontinued operations had been terminated at the beginning of the period reported. The transactions in the accompanying statements are those of Fremont Corporation, the parent company only.

Pollard-Kelley Auditing Services, Inc...........................................
Auditing Services                               3250 West Market St, Suite 307,
                                                Fairlawn, OH 44333 330-864-2265





               Report of Independent Certified Public Accountants


Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of June 30, 1999 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the June 30, 1999 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
June 30, 1999


                                     ASSETS

Current Assets
        Cash                                              $      4,492
        Accounts receivable affiliates                           8,000
                                                          -------------
             Total Current Assets                               12,492

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (2,698)
                                                          -------------
                                                                 1,683

             Total Assets                                 $     14,175
                                                          =============

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                             -
        Accrued fees                                           201,790
                                                          -------------
             Total Current Liabilities                         201,790

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,693,127)
        Treasury stock                                          (4,760)
                                                          -------------
                                                              (187,615)
                                                          -------------
             Total Liabilities and Equity                 $     14,175
                                                          =============

See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter and Six Months Ended June 30, 1999

                                                             Current                 Year to
                                                             Quarter                   Date
                                                           ------------            ------------
Revenues
        Revenues                                           $         -             $         -

Expenses
        Depreciation                                               210                     420
        Administrative                                          22,043                  43,011
                                                           ------------            ------------
                                                                22,253                  43,431
                                                           ------------            ------------
Loss From Operations                                           (22,253)                (43,431)

Taxes                                                                -                       -
                                                           ------------            ------------
Net Loss                                                   $   (22,253)            $   (43,431)
                                                           ============            ============
Loss per share                                             $         -             $      0.01
                                                           ============            ============
Average shares outstanding                                   5,861,900               5,861,900


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter and Six Months Ended June 30, 1999

                                                                             Additional
                                              Common           Common        Contributed      Retained       Treasury
                                              Shares           Stock          Capital          Deficit        Stock         Total
                                           -----------        ---------    -------------    -------------   ----------   -----------
Balance January 1, 1999                     5,861,900         $  5,862     $  1,504,410     $ (1,649,696)   $  (4,760)   $ (144,184)

        Net Loss for the quarter                    -                -                -          (21,178)           -       (21,178)
                                           -----------        ---------    -------------    -------------   ----------   -----------
Balance March 31, 1999                      5,861,900            5,862        1,504,410       (1,670,874)      (4,760)     (165,362)

        Net Loss for the quarter                    -                -                -          (22,253)           -       (22,253)
                                           -----------        ---------    -------------    -------------   ----------   -----------
Balance June 30, 1999                       5,861,900         $  5,862     $  1,504,410     $ (1,693,127)   $  (4,760)   $ (187,615)
                                           ===========        =========    =============    =============   ==========   ===========

See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter and Six Months Ended June 30, 1999

                                                                    Current                 Year to
                                                                    Quarter                   Date
                                                                  --------------         --------------
Cash flows from operating activities
        Net Loss                                                  $     (22,253)         $     (43,431)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                  210                    420
        (Decrease) in Accounts payable                                        -                 (7,215)
        Increase in Accrued fees                                         19,795                 34,040
                                                                  --------------         --------------
Cash flow used in operating activities                                   (2,248)               (16,186)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                          -                 20,000
                                                                  --------------         --------------
Cash Flows Provided from Investing Activities                                 -                 20,000

Cash Flows Provided from Financing Activities                                 -                      -
                                                                  --------------         --------------
Net Increase in Cash and Cash Equivalents                                (2,248)                 3,814

Cash and Cash Equivalents - Beginning                                     6,740                    678
                                                                  --------------         --------------
Cash and Cash Equivalents - Ending                                $       4,492          $       4,492
                                                                  ==============         ==============

See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                  June 30, 1999

                   Notes to Consolidated Financial Statements

NOTE 1 HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Fremont Corporation, a Delaware corporation (the Company) was incorporated in the State of Utah on April 22, 1995, as Fremont Uranium Corporation. On July 1, 1993, the Company reincorporated in the State of Delaware and changed its name to Fremont Corporation.

From 1989 through April 28, 1995, the Company was engaged in acquiring interests in oil and natural gas properties and in seeking potential acquisition or merger opportunities. In March 1995 the Company entered into a Share Exchange Agreement with Million Treasure Enterprises Limited (Million) and Winfill Holdings International Limited (Winfill), both of which are British Virgin Islands corporations. On April 28, 1995 pursuant to the Share Exchange Agreement the Board of Directors effected the following; a 1 for 100 reverse stock split on April 28, 1995, acquired from Million, 41,000 shares of Winfill Holdings International Limited for 4,760,000 shares of the Company's common stock, and transferred to the Company's former president and controlling stockholder all of its operating assets (except the Winfill stock) in exchange for the assumption of all the liabilities of the Company.

Winfill Holdings International Limited owned a 98% interest in SCBW, a Sino-foreign joint venture engaged in the design, manufacture and marketing of bicycles, bicycle parts, components, steel tubes and exercise equipment. Except for a 69% interest in SCB, SCBW owns 100% interests in its principal operating subsidiaries, all of which are organized in the People's Republic of China.

On September 16, 2003, the Company entered into an Agreement and Plan of Merger with Wireless Frontier Internet, Inc. (Wireless). Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Company, was merged into the Wireless Frontier Internet, Inc., with Wireless being the surviving corporation. The shareholders of Wireless exchanged all the outstanding shares of Wireless for 16,026,579 shares of the common stock of the Company in a one for one exchange. As a result of this transaction the Wireless became a wholly owned subsidiary of the Company. In addition, the Company also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited. Pursuant to this agreement, Million acquired all of the Company's equity interest in Winfill for Millions return to the Company of the 661,654 shares of common stock held by Million, the cancellation of Million's warrants, and the forgiveness of all sums owed by Fremont to Million.

                      Fremont Corporation and Subsidiaries

                                  June 30, 1999

                   Notes to Consolidated Financial Statements

NOTE 1 HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company realized a $261,649 loss from this transaction. The accompanying financial statements were prepared as if the discontinued operations had been terminated at the end of the period preceding the period reported. The transactions in the accompanying statements are those of Fremont Corporation, the parent company only. As a result of this accounting treatment the Fremont has been a shell corporation since 1998.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

For federal income tax purposes the Company has an approximate $1,000,000 net operating loss carry forward which starts to expire in 2008.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives of five years using the straight-line method.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - ACCRUED FEES

The balance represents the accrual of accounting and legal fees. The majority of these fees were converted to common stock of the Company after the merger with Wireless Frontier Internet, Inc. on September 16, 2003.

                      Fremont Corporation and Subsidiaries

                                  June 30, 1999

                   Notes to Consolidated Financial Statements

NOTE 3- TREASURY STOCK

The treasury stock balance represents 661,654 share of the Company's common stock received in the September 16, 2003 transaction whereby Million acquired the Company's interests in Winfill as detailed in Footnote 1.

NOTE 4 - SUBSQUENT EVENT

On September 16, 2003, the Company entered into an Agreement and Plan of Merger with Wireless Frontier Internet, Inc. (Wireless). Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Company, was merged into the Wireless Frontier Internet, Inc. with Wireless being the surviving corporation. The shareholders of Wireless exchanged all the outstanding shares of Wireless for 16,026,579 shares of the common stock of the Company in a one for one exchange. As a result of this transaction the Wireless became a wholly owned subsidiary of the Company. In addition, the Company also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited. Pursuant to this agreement, Million acquired all of the Company's equity interest in Winfill for Millions return to the Company of the 661,654 shares of common stock held by Million, the cancellation of Million's warrants, and the forgiveness of all sums owed by Fremont to Million.

The Company realized a $261,649 loss from this transaction. The accompanying financial statements were prepared as if the discontinued operations had been terminated at the beginning of the period reported. The transactions in the accompanying statements are those of Fremont Corporation, the parent company only.

Pollard-Kelley Auditing Services, Inc...........................................
Auditing Services                               3250 West Market St, Suite 307,
                                                Fairlawn, OH 44333 330-864-2265


               Report of Independent Certified Public Accountants


Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of September 30, 1999 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the September 30, 1999 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
September 30, 1999


                                     ASSETS

Current Assets
        Cash                                              $      1,730
        Accounts receivable affiliates                           8,000
                                                          -------------
             Total Current Assets                                9,730

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (2,908)
                                                          -------------
                                                                 1,473
                                                          -------------
             Total Assets                                 $     11,203
                                                          =============

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                             -
        Accrued fees                                           221,585
                                                          -------------
             Total Current Liabilities                         221,585

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,715,894)
        Treasury stock                                          (4,760)
                                                          -------------
                                                              (210,382)
                                                          -------------
             Total Liabilities and Equity                 $     11,203
                                                          =============

See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter and Nine Months Ended September 30, 1999

                                                              Current                Year to
                                                              Quarter                  Date
                                                           ------------            ------------
Revenues
        Revenues                                           $         -             $        -

Expenses
        Depreciation                                               210                     630
        Administrative                                          22,557                  65,568
                                                           ------------            ------------
                                                                22,767                  66,198
                                                           ------------            ------------
Loss From Operations                                           (22,767)                (66,198)

Taxes                                                                -                       -
                                                           ------------            ------------
Net Loss                                                   $   (22,767)            $   (66,198)
                                                           ============            ============
Loss per share                                             $         -             $      0.01
                                                           ============            ============
Average shares outstanding                                   5,861,900               5,861,900


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter and Nine Months Ended September 30, 1999

                                                                             Additional
                                               Common           Common       Contributed       Retained        Treasury
                                               Shares           Stock          Capital         Deficit          Stock        Total
                                           -----------        ---------    -------------    -------------   ----------   -----------
Balance January 1, 1999                     5,861,900         $  5,862     $  1,504,410     $ (1,649,696)   $  (4,760)   $ (144,184)

        Net Loss for the quarter                    -                -                -          (21,178)           -       (21,178)
                                           -----------        ---------    -------------    -------------   ----------   -----------
Balance March 31, 1999                      5,861,900            5,862        1,504,410       (1,670,874)      (4,760)     (165,362)

        Net Loss for the quarter                    -                -                -          (22,253)           -       (22,253)
                                           -----------        ---------    -------------    -------------   ----------   -----------
Balance June 30, 1999                       5,861,900            5,862        1,504,410       (1,693,127)      (4,760)     (187,615)

        Net Loss for the quarter                    -                -                -          (22,767)           -       (22,767)
                                           -----------        ---------    -------------    -------------   ----------   -----------
Balance September 30, 1999                  5,861,900         $  5,862     $  1,504,410     $ (1,715,894)   $  (4,760)   $ (210,382)
                                           ===========        =========    =============    =============   ==========   ===========


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter and Nine Months Ended September 30, 1999

                                                                     Current                 Year to
                                                                     Quarter                  Date
                                                                  --------------         --------------
Cash flows from operating activities
        Net Loss                                                  $     (22,767)         $     (66,198)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                  210                    630
        (Decrease) in Accounts payable                                        -                 (7,215)
        Increase in Accrued fees                                         19,795                 53,835
                                                                  --------------         --------------
Cash flow used in operating activities                                   (2,762)               (18,948)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                          -                 20,000
                                                                  --------------         --------------
Cash Flows Provided from Investing Activities                                 -                 20,000

Cash Flows Provided from Financing Activities                                 -                      -

Net Increase in Cash and Cash Equivalents                                (2,762)                 1,052

Cash and Cash Equivalents - Beginning                                     4,492                    678
                                                                  --------------         --------------
Cash and Cash Equivalents - Ending                                $       1,730          $       1,730
                                                                  ==============         ==============

See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                               September 30, 1999

                   Notes to Consolidated Financial Statements

NOTE 1 HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Fremont Corporation, a Delaware corporation (the Company) was incorporated in the State of Utah on April 22, 1995, as Fremont Uranium Corporation. On July 1, 1993, the Company reincorporated in the State of Delaware and changed its name to Fremont Corporation.

From 1989 through April 28, 1995, the Company was engaged in acquiring interests in oil and natural gas properties and in seeking potential acquisition or merger opportunities. In March 1995 the Company entered into a Share Exchange Agreement with Million Treasure Enterprises Limited (Million) and Winfill Holdings International Limited (Winfill), both of which are British Virgin Islands corporations. On April 28, 1995 pursuant to the Share Exchange Agreement the Board of Directors effected the following; a 1 for 100 reverse stock split on April 28, 1995, acquired from Million, 41,000 shares of Winfill Holdings International Limited for 4,760,000 shares of the Company's common stock, and transferred to the Company's former president and controlling stockholder all of its operating assets (except the Winfill stock) in exchange for the assumption of all the liabilities of the Company.

Winfill Holdings International Limited owned a 98% interest in SCBW, a Sino-foreign joint venture engaged in the design, manufacture and marketing of bicycles, bicycle parts, components, steel tubes and exercise equipment. Except for a 69% interest in SCB, SCBW owns 100% interests in its principal operating subsidiaries, all of which are organized in the People's Republic of China.

On September 16, 2003, the Company entered into an Agreement and Plan of Merger with Wireless Frontier Internet, Inc. (Wireless). Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Company, was merged into the Wireless Frontier Internet, Inc., with Wireless being the surviving corporation. The shareholders of Wireless exchanged all the outstanding shares of Wireless for 16,026,579 shares of the common stock of the Company in a one for one exchange. As a result of this transaction the Wireless became a wholly owned subsidiary of the Company. In addition, the Company also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited. Pursuant to this agreement, Million acquired all of the Company's equity interest in Winfill for Millions return to the Company of the 661,654 shares of common stock held by Million, the cancellation of Million's warrants, and the forgiveness of all sums owed by Fremont to Million.

                      Fremont Corporation and Subsidiaries

                               September 30, 1999

                   Notes to Consolidated Financial Statements

NOTE 1 HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The Company realized a $261,649 loss from this transaction. The accompanying financial statements were prepared as if the discontinued operations had been terminated at the end of the period preceding the period reported. The transactions in the accompanying statements are those of Fremont Corporation, the parent company only. As a result of this accounting treatment the Fremont has been a shell corporation since 1998.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

For federal income tax purposes the Company has an approximate $1,000,000 net operating loss carry forward which starts to expire in 2008.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives of five years using the straight-line method.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - ACCRUED FEES

The balance represents the accrual of accounting and legal fees. The majority of these fees were converted to common stock of the Company after the merger with Wireless Frontier Internet, Inc. on September 16, 2003.

                      Fremont Corporation and Subsidiaries

                               September 30, 1999

                   Notes to Consolidated Financial Statements

NOTE 3- TREASURY STOCK

The treasury stock balance represents 661,654 share of the Company's common stock received in the September 16, 2003 transaction whereby Million acquired the Company's interests in Winfill as detailed in Footnote 1.

NOTE 4 - SUBSQUENT EVENT

On September 16, 2003, the Company entered into an Agreement and Plan of Merger with Wireless Frontier Internet, Inc. (Wireless). Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Company, was merged into the Wireless Frontier Internet, Inc. with Wireless being the surviving corporation. The shareholders of Wireless exchanged all the outstanding shares of Wireless for 16,026,579 shares of the common stock of the Company in a one for one exchange. As a result of this transaction the Wireless became a wholly owned subsidiary of the Company. In addition, the Company also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited. Pursuant to this agreement, Million acquired all of the Company's equity interest in Winfill for Millions return to the Company of the 661,654 shares of common stock held by Million, the cancellation of Million's warrants, and the forgiveness of all sums owed by Fremont to Million.

The Company realized a $261,649 loss from this transaction. The accompanying financial statements were prepared as if the discontinued operations had been terminated at the beginning of the period reported. The transactions in the accompanying statements are those of Fremont Corporation, the parent company only.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Introduction

NOTE: This report is drafted in the present tense and reads as if the disclosure hereafter contained was drafted as of the periods covered.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

Fremont Corporation (the "Company"), a Delaware corporation, was incorporated in the State of Utah on April 22, 1995, as Fremont Uranium Corporation. On July 1, 1993, the Company reincorporated in the State of Delaware and changed its name to Fremont Corporation.

From 1989 through April 28, 1995, the Company was engaged in acquiring interests in oil and natural gas properties and in seeking potential acquisition or merger opportunities. In March 1995 the Company entered into a Share Exchange Agreement with Million Treasure Enterprises Limited ("Million") and Winfill Holdings International Limited ("Winfill"), both of which are British Virgin Islands corporations. On April 28, 1995, pursuant to the Share Exchange Agreement, the Board of Directors effected the following: a 1 for 100 reverse stock split on April 28, 1995; acquired from Million 41,000 shares of Winfill Holdings International Limited for 4,760,000 shares of the Company's common stock; and transferred to the Company's former president and controlling stockholder all of its operating assets (except the Winfill stock) in exchange for the assumption of all the liabilities of the Company.

Winfill Holdings International Limited owned a 98% interest in South China Bicycles Winfill Limited ("SCBW"), a Sino-foreign joint venture engaged in the design, manufacture and marketing of bicycles, bicycle parts, components, steel tubes and exercise equipment. Except for a 69% interest in South China Bicycles Co. Ltd., SCBW owns 100% interests in its principal operating subsidiaries, all of which are organized in the People's Republic of China.

Discontinued Operations

Due to lack of capital, bad debt and unprofitability, all of the Company's, and its wholly-owned subsidiary's business, was discontinued in 1998. Any assets were liquidated or written off. Debts were settled or negotiated. No operating results of the Fremont businesses are included in this discussion or in the operating statements of the Company due to such discontinuance.

Liquidity and Capital Resources

We currently have no business activities. We will attempt to locate and negotiate with a business entity for the merger of that target business into us. In certain instances, a target business may wish to become a subsidiary of ours or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

We have incurred substantial losses during the period of discontinued operations. We will continue to sustain losses until we establish profitable operations through a merger, or otherwise. The achievement and/or success of these planned measures, however, cannot be determined at this time.

Results of Discontinued Operations

Results of discontinued operations for three months ended March 31, 1999 compared to results of operations for three months ended March 31, 1998.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended March 31, 1999 amounted to $0, compared to $3,864,000 for the three months ended March 31, 1998. Total expenses for the three months ended March 31, 1999 aggregated $21,178, which amounted to a net loss from operations of $21,178. This compares to net income of $133,000 for the three months ended March 31, 1998. The net loss per share was $0 for the three months ended March 31, 1999, as compared to net income of $.03 per share for the three months ended March 31, 1998.

Results of discontinued operations for three months ended June 30, 1999 compared to results of operations for three months ended June 30, 1998.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended June 30, 1999 amounted to $0, compared to $4,315,000 for the three months ended June 30, 1998. Total expenses for the three months ended June 30, 1999 aggregated $22,253, which amounted to a net loss from operations of $22,253. This compares to a net loss of $117,000 for the three months ended June 30, 1998. The net loss per share was $0 for the three months ended June 30, 1999, as compared to a net loss of $.02 per share for the three months ended June 30, 1998.

Results of discontinued operations for six months ended June 30, 1999 compared to results of operations for six months ended June 30, 1998.

Revenues, Expenses and Net Loss

Revenues generated during the six months ended June 30, 1999 amounted to $0, compared to $8,178,000 for the six months ended June 30, 1998. Total expenses for the six months ended June 30, 1999 aggregated $43,431, which amounted to a net loss from operations of $43,431. This compares to net income of $53,000 for the six months ended June 30, 1998. The net loss per share was $.01 for the six months ended June 30, 1999, as compared to net income of $.01 per share for the six months ended June 30, 1998.

Results of discontinued operations for three months ended September 30, 1999 compared to results of operations for three months ended September 30, 1998.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended September 30, 1999 amounted to $0, compared to $3,462,000 for the three months ended September 30, 1998. Total expenses for the three months ended September 30, 1999 aggregated $22,767, which amounted to a net loss from operations of $22,767. This compares to a net loss of $3,603,000 for the three months ended September 30, 1998. The net loss per share was $0 for the three months ended September 30, 1999, as compared to a net loss of $.61 per share for the three months ended September 30, 1998.

Results of discontinued operations for nine months ended September 30, 1999 compared to results of operations for nine months ended September 30, 1998.

Revenues, Expenses and Net Loss

Revenues generated during the nine months ended September 30, 1999 amounted to $0, compared to $11,640,000 for the nine months ended September 30, 1998. Total expenses for the nine months ended September 30, 1999 aggregated $66,198, which amounted to a net loss from operations of $66,198. This compares to a net loss of $3,550,000 for the nine months ended September 30, 1998. The net loss per share was $.01 for the nine months ended September 30, 1999, as compared to a net loss of $.61 per share for the nine months ended September 30, 1998.

Off-Balance Sheet Arrangements

During the periods covered by this report, the Company had no off-balance sheet arrangements.

Item 3. Controls and Procedures

As of December 31, 2003, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities And Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification by Alex Gonzalez, Chief Executive Officer, pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Sandy Landstrom, Chief Financial Officer, pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Alex Gonzalez, Chief Executive Officer, pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Sandy Landstrom, Chief Financial Officer, pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WIRELESS FRONTIER INTERNET, INC.
                                      (F/K/A FREMONT CORPORATION)

Dated:   May 27, 2004        By:      /s/ Alex Gonzalez
                                      -----------------------------------
                                      Alex Gonzalez
                                      Chairman and Chief Executive Officer

Dated:   May 27, 2004        By:      /s/ Sandy Landstrom
                                      -----------------------------------
                                      Sandy Landstrom
                                      Chief Financial Officer