Form 10QSB
period 2000-09-30
WIRELESS FRONTIER INTERNET INC
filed 2004-05-28
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

Quarterly  report Under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934

                             For the Quarters Ended:
                                 March 31, 2000;
                               June 30, 2000; and
                               September 30, 2000

                          Commission File No. 000-08281

                        Wireless Frontier Internet, Inc.
                           (f/k/a Fremont Corporation)
        (Exact name of small business issuer as specified in its charter)

       Delaware                                         75-2771930
(State of Incorporation)                     (IRS Employer Identification No.)

                 104 West Callaghan, Fort Stockton, Texas     79735
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

     This report, which covers the fiscal quarters ended March 31, June 30 and September 30, 2000, is being filed in order to satisfy the Company's filing requirements with respect to such periods. Accordingly, unless otherwise stated, all of the information set forth in the report relates the Company's business and operations prior to the consummation of the transactions in September 2003. Furthermore, such information relates to business operations that have been discontinued since the consummation of the transactions in September 2003 and in no way reflect the Company's current business and operations. For a complete description of the Company's current business and operations see the Company's Form 10-KSB for the year ended December 31, 2003, as amended, as filed with the Securities and Exchange Commission on May 13, 2004.

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



              Report of Independent Certified Public Accountants




Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of March 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the March 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
March 31, 2000


                                     ASSETS

Current Assets
        Cash                                                      $ 2,375
        Accounts receivable affiliates                              3,000
                                                               ----------

             Total Current Assets                                   5,375

Fixed Assets
        Furniture                                                   4,381
        Less: Accumulated depreciation                             (3,244)
                                                               ----------
                                                                    1,137

             Total Assets                                         $ 6,512
                                                               ==========

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                           1,030
        Accrued fees                                             260,755
                                                               ---------

             Total Current Liabilities                           261,785

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                    5,862
        Additional contributed capital                         1,504,410
        Retained deficit                                      (1,760,785)
        Treasury stock                                            (4,760)
                                                              ----------
                                                                (255,273)

             Total Liabilities and Equity                        $ 6,512
                                                              ==========

                See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter Ended March 31, 2000

                                                         Current                 Year to
                                                         Quarter                  Date

Revenues
        Revenues                                        $       -               $       -

Expenses
        Depreciation                                          126                     126
        Administrative                                     20,899                  20,899
                                                        ---------               ----------
                                                           21,025                  21,025
                                                        ---------               ----------

Loss From Operations                                      (21,025)                (21,025)

Taxes                                                           -                       -
                                                        ----------              ----------

Net Loss                                                $ (21,025)              $ (21,025)
                                                        ==========              ==========

Loss per share                                          $       -               $       -
                                                        ==========              ==========

Average shares outstanding                              5,861,900               5,861,900

                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter Ended March 31, 2000

                                                                  Additional
                                     Common         Common       Contributed       Retained          Treasury
                                     Shares         Stock         Capital          Deficit            Stock            Total
                                    ---------      ---------    ------------       ---------         ---------        ---------

Balance January 1, 2000             5,861,900        $ 5,862    $ 1,504,410       $(1,739,760)        $ (4,760)       $(234,248)

        Net Loss for the quarter            -              -              -           (21,025)               -          (21,025)
                                    ---------      ---------    -------------     -------------      ----------       ----------

Balance March 31, 2000              5,861,900        $ 5,862    $ 1,504,410       $(1,760,785)        $ (4,760)       $(255,273)
                                    =========      =========    =============     =============      ==========       ==========

                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter Ended March 31, 2000

                                                                     Current                  Year to
                                                                     Quarter                    Date

Cash flows from operating activities
        Net Loss                                                  $ (21,025)               $ (21,025)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                              126                      126
        (Decrease) in Accounts payable                                 (368)                    (368)
        Increase in Accrued fees                                     19,375                   19,375
                                                                  -----------              ----------
Cash flow used in operating activities                               (1,892)                  (1,892)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                      -                        -
                                                                  -----------              ----------
Cash Flows Provided from Investing Activities                             -                        -

Cash Flows Provided from Financing Activities                             -                        -
                                                                  -----------              ----------

Net Increase in Cash and Cash Equivalents                            (1,892)                  (1,892)

Cash and Cash Equivalents - Beginning                                 4,267                    4,267
                                                                  -----------              ----------

Cash and Cash Equivalents - Ending                                  $ 2,375                  $ 2,375
                                                                  ===========              ==========

                See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                 March 31, 2000

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

                                 March 31, 2000

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

                                 March 31, 2000

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



               Report of Independent Certified Public Accountants




Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of June 30, 2000 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the June 30, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
June 30, 2000


                                     ASSETS

Current Assets
        Cash                                               $       347
        Accounts receivable affiliates                           3,000
                                                           ------------
             Total Current Assets                                3,347

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (3,370)
                                                           ------------
                                                                 1,011
                                                           ------------
             Total Assets                                  $     4,358

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                         1,030
        Accrued fees                                           280,130
                                                           ------------
             Total Current Liabilities                         281,160

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,782,314)
        Treasury stock                                          (4,760)
                                                           ------------
                                                              (276,802)
                                                           ------------
             Total Liabilities and Equity                  $     4,358
                                                           ============
See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter and Six Months Ended June 30, 2000

                                                         Current                 Year to
                                                         Quarter                  Date

Revenues
        Revenues                                         $     -                 $     -

Expenses
        Depreciation                                         126                     252
        Administrative                                    21,403                  42,302
                                                       ----------              ----------
                                                          21,529                  42,554
                                                       ----------              ----------

Loss From Operations                                     (21,529)                (42,554)

Taxes                                                          -                       -
                                                       ----------              ----------

Net Loss                                               $ (21,529)               $(42,554)
                                                       ==========              ==========

Loss per share                                         $       -                 $ (0.01)
                                                       ==========              ==========

Average shares outstanding                             5,861,900               5,861,900

               See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter and Six Months Ended June 30, 2000

                                                               Additional
                                     Common      Common     Contributed    Retained        Treasury
                                     Shares      Stock       Capital       Deficit          Stock            Total
                                   ----------   ---------   -----------   -----------      ----------      ----------

Balance January 1, 2000             5,861,900     $ 5,862  $ 1,504,410    $(1,739,760)      $ (4,760)       $(234,248)

        Net Loss for the quarter           -           -            -         (21,025)             -          (21,025)
                                   ----------   ----------  -----------   ------------     ----------      -----------

Balance March 31, 2000              5,861,900       5,862    1,504,410     (1,760,785)        (4,760)        (255,273)

        Net Loss for the quarter            -           -            -        (21,529)             -          (21,529)
                                   -----------  ----------  -----------   ------------     -----------     -----------

Balance June 30, 2000               5,861,900     $ 5,862  $ 1,504,410    $(1,782,314)      $ (4,760)       $(276,802)
                                   ===========  ==========  ============  ============     ===========     ===========

                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter and Six Months Ended June 30, 2000

                                                                          Current                  Year to
                                                                          Quarter                    Date

Cash flows from operating activities
        Net Loss                                                         $ (21,529)               $ (42,554)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                     126                      252
        (Decrease) in Accounts payable                                           -                     (368)
        Increase in Accrued fees                                            19,375                   38,751
                                                                         ---------                 ---------
Cash flow used in operating activities                                      (2,028)                  (3,919)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                             -                        -
                                                                         ---------                 ---------
Cash Flows Provided from Investing Activities                                    -                        -

Cash Flows Provided from Financing Activities                                    -                        -
                                                                         ---------                 ---------

Net Increase in Cash and Cash Equivalents                                   (2,028)                  (3,919)

Cash and Cash Equivalents - Beginning                                        2,376                    4,267
                                                                         ---------                 ---------

Cash and Cash Equivalents - Ending                                           $ 348                    $ 348
                                                                         =========                 =========

                See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                  June 30, 2000

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

                                  June 30, 2000

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

                                  June 30, 2000

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



               Report of Independent Certified Public Accountants


Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of September 30, 2000 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the September 30, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
September 30, 2000


                                     ASSETS

Current Assets
        Cash                                                   $ 1,062
        Accounts receivable affiliates                               -
                                                                     -

             Total Current Assets                                1,062

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (3,496)
                                                             ----------
                                                                   885

             Total Assets                                      $ 1,947
                                                             ==========

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                         1,030
        Accrued fees                                           299,505
                                                             ----------

             Total Current Liabilities                         300,535

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,804,100)
        Treasury stock                                          (4,760)
                                                             ----------
                                                              (298,588)

             Total Liabilities and Equity                     $ 1,947
                                                             ==========

See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter and Nine Months Ended September 30, 2000

                                                               Current                 Year to
                                                               Quarter                  Date

Revenues
        Revenues                                             $      -                $      -

Expenses
        Depreciation                                              126                     378
        Administrative                                         21,660                  63,962
                                                             ---------               ---------
                                                               21,786                  64,340
                                                             ---------               ---------

Loss From Operations                                          (21,786)                (64,340)

Taxes                                                               -                       -
                                                             ----------             ----------
Net Loss                                                     $ (21,786)             $ (64,340)
                                                             ==========             ==========

Loss per share                                               $       -              $   (0.01)
                                                             ==========             ==========

Average shares outstanding                                   5,861,900              5,861,900


                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter and Nine Months Ended September 30, 2000

                                                                                      Additional
                                      Common           Common      Contributed        Retained      Treasury
                                       Shares           Stock        Capital          Deficit        Stock            Total

Balance January 1, 2000               5,861,900        $ 5,862    $ 1,504,410      $(1,739,760)     $ (4,760)       $(234,248)

        Net Loss for the quarter              -              -              -          (21,025)            -          (21,025)
                                     -----------    -----------   -----------      -------------    ---------       ----------
Balance March 31, 2000                5,861,900          5,862      1,504,410       (1,760,785)       (4,760)        (255,273)

        Net Loss for the quarter              -              -              -          (21,590)            -          (21,590)
                                     -----------    -----------   -----------      -------------    ---------       ----------
Balance June 30, 2000                 5,861,900          5,862      1,504,410       (1,782,314)       (4,760)        (276,802)

        Net Loss for the quarter              -              -              -          (21,786)            -          (21,786)
                                     -----------    -----------   -----------      -------------    ---------       ----------
Balance September 30, 2000            5,861,900        $ 5,862    $ 1,504,410      $(1,804,100)     $ (4,760)      $ (298,588)
                                     ===========    ===========   ===========      =============    =========       ==========

                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter and Nine Months Ended September 30, 2000

                                                                     Current                  Year to
                                                                    Quarter                    Date

Cash flows from operating activities
        Net Loss                                                   $ (21,786)               $ (64,340)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                               126                      378
        (Decrease) in Accounts payable                                     -                     (368)
        Increase in Accrued fees                                      19,374                   58,125
                                                                   ------------             ----------
Cash flow used in operating activities                                (2,286)                  (6,205)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                   3,000                    3,000
                                                                   ------------             ----------
Cash Flows Provided from Investing Activities                          3,000                    3,000

Cash Flows Provided from Financing Activities                              -                        -
                                                                   ------------             ----------

Net Increase in Cash and Cash Equivalents                                714                   (3,205)

Cash and Cash Equivalents - Beginning                                    348                    4,267
                                                                   ------------             -----------

Cash and Cash Equivalents - Ending                                   $ 1,062                  $ 1,062
                                                                   ============             ===========

                See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                               September 30, 2000

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

                               September 30, 2000

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

                               September 30, 2000

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

Results of Discontinued Operations

Results of discontinued operations for three months ended March 31, 2000 compared to results of discontinued operations for three months ended March 31, 1999.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended March 31, 2000 and March 31, 1999 amounted to $0. Total expenses for the three months ended March 31, 2000 aggregated $21,025, which amounted to a net loss from operations of $21,025. This compares to a net loss of $21,178 for the three months ended March 31, 1999. For the three months ended March 31, 2000 and March 31, 1999, the net loss per share was $0.

Results of discontinued operations for three months ended June 30, 2000 compared to results of discontinued operations for three months ended June 30, 1999.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended June 30, 2000 and June 30, 1999 amounted to $0. Total expenses for the three months ended June 30, 2000 aggregated $21,529, which amounted to a net loss from operations of $21,529. This compares to a net loss of $22,253 for the three months ended June 30, 1999. For the three months ended June 30, 2000 and June 30, 1999 the net loss per share was $0.

Results of discontinued operations for six months ended June 30, 2000 compared to results of discontinued operations for six months ended June 30, 1999.

Revenues, Expenses and Net Loss

Revenues generated during the six months ended June 30, 2000 and June 30, 1999 amounted to $0. Total expenses for the six months ended June 30, 2000 aggregated $42,554, which amounted to a net loss from operations of $42,554. This compares to a net loss of $43,431 for the six months ended June 30, 1999. For the six months ended June 30, 2000 and June 30, 1999, the net loss per share was $.01.

Results of discontinued operations for three months ended September 30, 2000 compared to results of discontinued operations for three months ended September 30, 1999.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended September 30, 2000 and September 30, 1999 amounted to $0. Total expenses for the three months ended September 30, 2000 aggregated $21,786, which amounted to a net loss from operations of $21,786. This compares to a net loss of $22,767 for the three months ended September 30, 1999. For the three months ended September 30, 2000 and September 30, 1999, the net loss per share was $0.

Results of discontinued operations for nine months ended September 30, 2000 compared to results of discontinued operations for nine months ended September 30, 1999.

Revenues, Expenses and Net Loss

Revenues generated during the nine months ended September 30, 2000 and September 30, 1999 amounted to $0. Total expenses for the nine months ended September 30, 2000 aggregated $64,340, which amounted to a net loss from operations of $64,340. This compares to a net loss of $66,198 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, the net loss per share was $.01.

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

                                     WIRELESS FRONTIER INTERNET, INC.
                                    (F/K/A FREMONT CORPORATION)

Dated:   May 27, 2004                By:    /s/ Alex Gonzalez
                                            -------------------
                                            Alex Gonzalez
                                            Chairman and Chief Executive Officer

Dated:   May 27, 2004               By:     /s/ Sandy Landstrom
                                            ---------------------
                                            Sandy Landstrom
                                            Chief Financial Officer