Form 10QSB
period 2001-09-30
WIRELESS FRONTIER INTERNET INC
filed 2004-05-28
CIK 38981

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

               Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                             For the Quarters Ended:
                                 March 31, 2001;
                               June 30, 2001; and
                               September 30, 2001

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

     This report, which covers the fiscal quarters ended March 31, June 30 and September 30, 2001, is being filed in order to satisfy the Company's filing requirements with respect to such periods. Accordingly, unless otherwise stated, all of the information set forth in the report relates the Company's business and operations prior to the consummation of the transactions in September 2003. Furthermore, such information relates to business operations that have been discontinued since the consummation of the transactions in September 2003 and in no way reflect the Company's current business and operations. For a complete description of the Company's current business and operations see the Company's Form 10-KSB for the year ended December 31, 2003, as amended, as filed with the Securities and Exchange Commission on May 13, 2004.

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


               Report of Independent Certified Public Accountants




Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of March 31, 2001 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the March 31, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
March 31, 2001


                                     ASSETS

Current Assets
        Cash                                               $       100
        Accounts receivable affiliates                               -
                                                           ------------
             Total Current Assets                                  100

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (3,748)
                                                           ------------
                                                                   633
                                                            -----------
             Total Assets                                  $       733
                                                           ============
                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                         4,125
        Accrued fees                                           326,578
                                                           ------------
             Total Current Liabilities                         330,703

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,835,482)
        Treasury stock                                          (4,760)
                                                           ------------
                                                              (329,970)
                                                           ------------
             Total Liabilities and Equity                  $       733
                                                           ============

                See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter Ended March 31, 2001

                                                       Current                 Year to
                                                       Quarter                  Date
                                                    ------------             ------------
Revenues
        Revenues                                    $        -               $         -

Expenses
        Depreciation                                       126                       126
        Administrative                                   8,791                     8,791
                                                    ------------             ------------
                                                         8,917                     8,917
                                                    ------------             ------------
Loss From Operations                                    (8,917)                   (8,917)

Taxes                                                        -                         -
                                                    ------------             ------------
Net Loss                                            $   (8,917)              $    (8,917)
                                                    ============             ============
Loss per share                                      $        -               $         -
                                                    ============             ============
Average shares outstanding                           5,861,900                 5,861,900

                 See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter Ended March 31, 2001

                                                                                        Additional
                                                 Common        Common    Contributed    Retained         Treasury
                                                 Shares        Stock     Capital        Deficit          Stock              Total
                                                ---------     -------  ------------   -------------      ----------      ----------
Balance January 1, 2001                         5,861,900     $ 5,862  $ 1,504,410    $(1,826,565)        $ (4,760)      $(321,053)

        Net Loss for the quarter                        -           -            -         (8,917)               -          (8,917)
                                                ---------     -------  ------------   -------------      ----------      ----------
Balance March 31, 2001                          5,861,900     $ 5,862  $ 1,504,410    $(1,835,482)        $ (4,760)      $(329,970)
                                                =========     =======  ============   =============      ==========      ==========

                 See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter Ended March 31, 2001

                                                                     Current                  Year to
                                                                     Quarter                    Date
                                                                    ---------                ---------
Cash flows from operating activities
        Net Loss                                                    $ (8,917)                $ (8,917)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                               126                      126
        Increase in Accounts payable                                     636                      636
        Increase in Accrued fees                                       7,648                    7,648
                                                                    ---------                ---------
Cash flow used in operating activities                                  (507)                    (507)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                       -                        -
                                                                    ---------                ---------
Cash Flows Provided from Investing Activities                              -                        -

Cash Flows Provided from Financing Activities                              -                        -
                                                                    ---------                ---------
Net Increase in Cash and Cash Equivalents                               (507)                    (507)

Cash and Cash Equivalents - Beginning                                    607                      607
                                                                    ---------                ---------
Cash and Cash Equivalents - Ending                                     $ 100                    $ 100
                                                                    =========                =========

                See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                 March 31, 2001

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

                                 March 31, 2001

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

                                 March 31, 2001

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



               Report of Independent Certified Public Accountants


Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of June 30, 2001 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the June 30, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
June 30, 2001

                          ASSETS
Current Assets
        Cash                                               $       100
        Accounts receivable affiliates                               -
                                                           ------------
             Total Current Assets                                  100

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (3,874)
                                                           ------------
                                                                   507
                                                           ------------
             Total Assets                                  $       607
                                                           ============
                  LIABILITIES AND EQUITY
Current Liabilities
        Accounts payable                                         4,125
        Accrued fees                                           334,708
                                                           ============
             Total Current Liabilities                         338,833

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,843,738)
        Treasury stock                                          (4,760)
                                                           ------------
                                                              (338,226)
                                                           ------------
             Total Liabilities and Equity                  $       607
                                                           ============

                 See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter and Six Months Ended June 30, 2001

                                                          Current                 Year to
                                                          Quarter                  Date
                                                         -----------            ------------
Revenues
        Revenues                                         $        -             $         -

Expenses
        Depreciation                                            126                     252
        Administrative                                        8,130                  16,921
                                                         -----------            ------------
                                                              8,256                  17,173
                                                         -----------            ------------
Loss From Operations                                         (8,256)                (17,173)

Taxes                                                             -                       -
                                                         -----------            ------------
Net Loss                                                 $   (8,256)            $   (17,173)
                                                         ===========            ============
Loss per share                                           $        -             $         -
                                                         ===========            ============
Average shares outstanding                                5,861,900               5,861,900

                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter and Six Months Ended June 30, 2001


                                                                      Additional
                                             Common      Common       Contributed        Retained          Treasury
                                             Shares      Stock        Capital            Deficit            Stock           Total
                                            ---------   --------     ------------      ------------      ----------      -----------
Balance January 1, 2001                     5,861,900   $ 5,862      $ 1,504,410       $(1,826,565)      $ (4,760)       $(321,053)

        Net Loss for the quarter                    -         -                -            (8,917)             -           (8,917)
                                            ---------   --------     ------------      ------------      ----------      -----------
Balance March 31, 2001                      5,861,900     5,862        1,504,410        (1,835,482)        (4,760)        (329,970)

        Net Loss for the quarter                    -         -                -            (8,256)             -           (8,256)
                                            ---------   --------     ------------      ------------      ----------      -----------
Balance June 30, 2001                       5,861,900   $ 5,862      $ 1,504,410        $(1,843,738)     $ (4,760)       $(338,226)
                                            =========   ========     ============      ============      ==========      ===========

                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter and Six Months Ended June 30, 2001

                                                                         Current                  Year to
                                                                         Quarter                    Date
                                                                        ---------               ----------
Cash flows from operating activities
        Net Loss                                                        $ (8,256)               $ (17,173)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                   126                      252
        Increase in Accounts payable                                           -                      636
        Increase in Accrued fees                                           8,130                   15,778
                                                                        ---------               ----------
Cash flow used in operating activities                                         -                     (507)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                           -                        -
                                                                        ---------               ----------
Cash Flows Provided from Investing Activities                                  -                        -

Cash Flows Provided from Financing Activities                                  -                        -
                                                                        ---------               ----------
Net Increase in Cash and Cash Equivalents                                      -                     (507)

Cash and Cash Equivalents - Beginning                                        100                      607
                                                                        ---------               ----------
Cash and Cash Equivalents - Ending                                         $ 100                    $ 100
                                                                        =========               ==========

                See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                  June 30, 2001

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

                                  June 30, 2001

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

                                  June 30, 2001

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



               Report of Independent Certified Public Accountants




Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of September 30, 2001 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the September 30, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
September 30, 2001


                          ASSETS
Current Assets
        Cash                                                     $ 100
        Accounts receivable affiliates                              -
                                                            -----------
             Total Current Assets                                  100

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (4,000)
                                                            -----------
                                                                   381
                                                            -----------
             Total Assets                                        $ 481
                                                            ===========
                  LIABILITIES AND EQUITY
Current Liabilities
        Accounts payable                                         4,125
        Accrued fees                                           342,838
                                                            -----------
             Total Current Liabilities                         346,963

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,851,994)
        Treasury stock                                          (4,760)
                                                            -----------
                                                              (346,482)
                                                            -----------
             Total Liabilities and Equity                        $ 481
                                                            ===========

                See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter and Nine Months Ended September 30, 2001

                                                         Current                 Year to
                                                         Quarter                  Date
                                                      -------------             --------------
Revenues
   Revenues                                           $        -                $        -

Expenses
   Depreciation                                              126                       378
   Administrative                                          8,130                    25,051
                                                      -------------             --------------
                                                           8,256                    25,429
                                                      -------------             --------------
Loss From Operations                                      (8,256)                  (25,429)

Taxes                                                          -                         -
                                                      -------------             --------------
Net Loss                                              $   (8,256)               $  (25,429)
                                                      =============             ==============
Loss per share                                        $        -                $        -
                                                      =============             ==============
Average shares outstanding                             5,861,900                 5,861,900


                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter and Nine Months Ended September 30, 2001


                                                                              Additional
                                                    Common        Common      Contributed     Retained    Treasury
                                                    Shares         Stock      Capital         Deficit      Stock         Total
                                                  ---------       --------    -----------     ----------  ---------    ----------
Balance January 1, 2001                           5,861,900       $ 5,862     $ 1,504,410    $(1,826,565) $ (4,760)    $(321,053)

        Net Loss for the quarter                          -             -               -         (8,917)        -        (8,917)
                                                  ---------       --------    -----------     ----------  ---------    ----------
Balance March 31, 2001                            5,861,900         5,862       1,504,410     (1,835,482)   (4,760)     (329,970)

        Net Loss for the quarter                          -             -               -         (8,256)        -        (8,256)
                                                  ---------       --------    -----------     ----------  ---------    ----------
Balance June 30, 2001                             5,861,900         5,862       1,504,410     (1,843,738)   (4,760)     (338,226)

        Net Loss for the quarter                          -             -               -         (8,256)        -        (8,256)
                                                  ---------       --------    -----------     ----------  ---------    ----------
Balance September 30, 2001                        5,861,900       $ 5,862     $ 1,504,410    $(1,851,994) $ (4,760)    $(346,482)
                                                  =========       ========    ===========     ==========  =========    ==========

                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter and Nine Months Ended September 30, 2001

                                                                      Current                  Year to
                                                                      Quarter                    Date
                                                                    -----------             -----------
Cash flows from operating activities
        Net Loss                                                     $ (8,256)               $ (25,429)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                126                      378
        Increase in Accounts payable                                        -                      636
        Increase in Accrued fees                                        8,130                   23,908
                                                                    -----------             -----------
Cash flow used in operating activities                                      -                     (507)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                        -                        -
                                                                    -----------             -----------
Cash Flows Provided from Investing Activities                               -                        -

Cash Flows Provided from Financing Activities                               -                        -
                                                                    -----------             -----------
Net Increase in Cash and Cash Equivalents                                   -                     (507)

Cash and Cash Equivalents - Beginning                                     100                      607
                                                                    -----------             -----------
Cash and Cash Equivalents - Ending                                      $ 100                $     100
                                                                    ===========             ===========

                See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                               September 30, 2001

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

                               September 30, 2001

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

                               September 30, 2001

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

Results of Discontinued Operations

Results of discontinued operations for three months ended March 31, 2001 compared to results of discontinued operations for three months ended March 31, 2000.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended March 31, 2001 and March 31, 2000 amounted to $0. Total expenses for the three months ended March 31, 2001 aggregated $8,917, which amounted to a net loss from operations of $8,917. This compares to a net loss of $21,025 for the three months ended March 31, 2000. For the three months ended March 31, 2001 and March 31, 2000, the net loss per share was $0.

Results of discontinued operations for three months ended June 30, 2001 compared to results of discontinued operations for three months ended June 30, 2000.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended June 30, 2001 and June 30, 2000 amounted to $0. Total expenses for the three months ended June 30, 2001 aggregated $8,256, which amounted to a net loss from operations of $8,256. This compares to a net loss of $21,529 for the three months ended June 30, 2000. For the three months ended June 30, 2001 and June 30, 2000 the net loss per share was $0.

Results of discontinued operations for six months ended June 30, 2001 compared to results of discontinued operations for six months ended June 30, 2000.

Revenues, Expenses and Net Loss

Revenues generated during the six months ended June 30, 2001 and June 30, 2000 amounted to $0. Total expenses for the six months ended June 30, 2001 aggregated $17,173, which amounted to a net loss from operations of $17,173. This compares to a net loss of $42,554 for the six months ended June 30, 2000. The net loss per share was $0 for the six months ended June 30, 2001, as compared to a net loss of $.01 for the six months ended June 30, 2000.

Results of discontinued operations for three months ended September 30, 2001 compared to results of discontinued operations for three months ended September 30, 2000.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended September 30, 2001 and September 30, 2000 amounted to $0. Total expenses for the three months ended September 30, 2001 aggregated $8,256, which amounted to a net loss from operations of $8,256. This compares to a net loss of $21,786 for the three months ended September 30, 2000. For the three months ended September 30, 2001 and September 30, 2000, the net loss per share was $0.

Results of discontinued operations for nine months ended September 30, 2001 compared to results of discontinued operations for nine months ended September 30, 2000.

Revenues, Expenses and Net Loss

Revenues generated during the nine months ended September 30, 2001 and September 30, 2000 amounted to $0. Total expenses for the nine months ended September 30, 2001 aggregated $25,429, which amounted to a net loss from operations of $25,429. This compares to a net loss of $64,340 for the nine months ended September 30, 2000. The net loss per share was $0 for the nine months ended September 30, 2001, as compared to a net loss of $.01 for the nine months ended September 30, 2000.

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

                                     WIRELESS FRONTIER INTERNET, INC.
                                     (F/K/A FREMONT CORPORATION)

Dated:   May 27, 2004          By:      /s/ Alex Gonzalez
                                        ------------------
                                            Alex Gonzalez
                                            Chairman and Chief Executive Officer

Dated:   May 27, 2004          By:      /s/ Sandy Landstrom
                                        --------------------
                                            Sandy Landstrom
                                            Chief Financial Officer