Form 10QSB
period 2002-09-30
WIRELESS FRONTIER INTERNET INC
filed 2004-05-28
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                             For the Quarters Ended:
                                 March 31, 2002;
                               June 30, 2002; and
                               September 30, 2002

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

     This report, which covers the fiscal quarters ended March 31, June 30 and September 30, 2002, is being filed in order to satisfy the Company's filing requirements with respect to such periods. Accordingly, unless otherwise stated, all of the information set forth in the report relates the Company's business and operations prior to the consummation of the transactions in September 2003. Furthermore, such information relates to business operations that have been discontinued since the consummation of the transactions in September 2003 and in no way reflect the Company's current business and operations. For a complete description of the Company's current business and operations see the Company's Form 10-KSB for the year ended December 31, 2003, as amended, as filed with the Securities and Exchange Commission on May 13, 2004.

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



               Report of Independent Certified Public Accountants




Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of March 31, 2002 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the March 31, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
March 31, 2002


                                     ASSETS

Current Assets
        Cash                                                $      100
        Accounts receivable affiliates                               -
                                                            -----------
             Total Current Assets                                  100

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (4,190)
                                                            -----------
                                                                   191
                                                            -----------
             Total Assets                                   $      291
                                                            ===========
                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                         4,490
        Accrued fees                                           350,968
                                                            -----------
             Total Current Liabilities                         355,458

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,860,679)
        Treasury stock                                          (4,760)
                                                            -----------
                                                              (355,167)
                                                            -----------
             Total Liabilities and Equity                   $      291
                                                            ===========

See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter Ended March 31, 2002

                                                         Current              Year to
                                                         Quarter               Date
                                                        -----------         -----------
Revenues
        Revenues                                        $        -          $        -

Expenses
        Depreciation                                            64                  64
                                                        -----------         -----------
                                                                64                  64
                                                        -----------         -----------
Loss From Operations                                           (64)                (64)

Taxes                                                            -                   -

Net Loss                                                $      (64)         $      (64)
                                                        ===========         ===========
Loss per share                                          $        -          $        -
                                                        ===========         ===========
Average shares outstanding                               5,861,900           5,861,900


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter Ended March 31, 2002

                                                                          Additional
                                           Common           Common       Contributed        Retained        Treasury
                                           Shares           Stock         Capital           Deficit          Stock        Total
                                       -------------     ----------    -------------    --------------    -----------  -----------
Balance January 1, 2002                   5,861,900      $   5,862     $  1,504,410     $  (1,860,615)    $   (4,760)  $ (355,103)

        Net Loss for the quarter                  -              -                -               (64)             -          (64)
                                       -------------     ----------    -------------    --------------    -----------  -----------
Balance March 31, 2002                    5,861,900      $   5,862     $  1,504,410     $  (1,860,679)    $   (4,760)  $ (355,167)
                                       =============     ==========    =============    ==============    ===========  ===========

See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter Ended March 31, 2002

                                                                    Current          Year to
                                                                    Quarter           Date
                                                                 -------------    -------------
Cash flows from operating activities
        Net Loss                                                 $        (64)    $        (64)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                 64               64
        Increase in Accounts payable                                        -                -
        Increase in Accrued fees                                            -                -
                                                                 -------------    -------------
Cash flow used in operating activities                                      -                -

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                        -                -
                                                                 -------------    -------------
Cash Flows Provided from Investing Activities                               -                -

Cash Flows Provided from Financing Activities                               -                -

Net Increase in Cash and Cash Equivalents                                   -                -

Cash and Cash Equivalents - Beginning                                     100              100
                                                                 -------------    -------------
Cash and Cash Equivalents - Ending                               $        100     $        100
                                                                 =============    =============

See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                 March 31, 2002

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

                                 March 31, 2002

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

                                 March 31, 2002

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




               Report of Independent Certified Public Accountants




Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of June 30, 2002 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the June 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
June 30, 2002


                                     ASSETS

Current Assets
        Cash                                                $      100
        Accounts receivable affiliates                               -
                                                            -----------

             Total Current Assets                                  100

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (4,254)
                                                            -----------
                                                                   127

             Total Assets                                   $      227
                                                            ===========

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                         4,490
        Accrued fees                                           350,968
                                                            -----------

             Total Current Liabilities                         355,458

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,860,743)
        Treasury stock                                          (4,760)
                                                            -----------
                                                              (355,231)

             Total Liabilities and Equity                   $      227
                                                            ============

See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter and Six Months Ended June 30, 2002

                                                          Current             Year to
                                                          Quarter              Date
                                                        -----------         -----------
Revenues
        Revenues                                        $        -          $        -

Expenses
        Depreciation                                            64                 128
        Administrative                                           -                   -
                                                        -----------         -----------
                                                                64                 128
                                                        -----------         -----------

Loss From Operations                                           (64)               (128)

Taxes                                                            -                   -
                                                        -----------         -----------

Net Loss                                                $      (64)         $     (128)
                                                        ===========         ===========

Loss per share                                          $        -          $        -
                                                        ===========         ===========

Average shares outstanding                               5,861,900           5,861,900

See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter and Six Months Ended June 30, 2002

                                                                          Additional
                                          Common           Common        Contributed        Retained        Treasury
                                          Shares           Stock          Capital           Deficit          Stock        Total
                                       -------------     ----------    -------------    --------------    -----------  -----------
Balance January 1, 2002                   5,861,900      $   5,862     $  1,504,410     $  (1,860,615)    $   (4,760)  $ (355,103)

        Net Loss for the quarter                  -              -                -               (64)             -          (64)
                                       -------------     ----------    -------------    --------------    -----------  -----------

Balance March 31, 2002                    5,861,900          5,862        1,504,410        (1,860,679)        (4,760)    (355,167)

        Net Loss for the quarter                  -              -                -               (64)             -          (64)
                                       -------------     ----------    -------------    --------------    -----------  -----------

Balance June 30, 2002                     5,861,900      $   5,862     $  1,504,410     $  (1,860,743)    $   (4,760)  $ (355,231)
                                       =============     ==========    =============    ==============    ===========  ===========


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter and Six Months Ended June 30, 2002

                                                                    Current          Year to
                                                                    Quarter           Date
                                                                 -------------    -------------
Cash flows from operating activities
        Net Loss                                                 $        (64)    $       (128)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                 64              128
        Increase in Accounts payable                                        -                -
        Increase in Accrued fees                                            -                -
                                                                 -------------    -------------
Cash flow used in operating activities                                      -                -

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                        -                -
                                                                 -------------    -------------
Cash Flows Provided from Investing Activities                               -                -

Cash Flows Provided from Financing Activities                               -                -
                                                                 -------------    -------------

Net Increase in Cash and Cash Equivalents                                   -                -

Cash and Cash Equivalents - Beginning                                     100              100
                                                                 -------------    -------------

Cash and Cash Equivalents - Ending                               $        100     $        100
                                                                 =============    =============


See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                  June 30, 2002

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

                                  June 30, 2002

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

                                  June 30, 2002

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




               Report of Independent Certified Public Accountants




Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of September 30, 2002 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the September 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
September 30, 2002


                                     ASSETS

Current Assets
        Cash                                                $      100
        Accounts receivable affiliates                               -
                                                            -----------

             Total Current Assets                                  100

Fixed Assets
        Furniture                                                4,381
        Less: Accumulated depreciation                          (4,318)
                                                            -----------
                                                                    63

             Total Assets                                    $     163
                                                            ===========

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                         4,490
        Accrued fees                                           350,968
                                                            -----------
             Total Current Liabilities                         355,458

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,860,807)
        Treasury stock                                          (4,760)
                                                            -----------
                                                              (355,295)

             Total Liabilities and Equity                   $      163
                                                            ===========

See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter and Nine Months Ended September 30, 2002

                                                         Current              Year to
                                                         Quarter               Date
                                                        -----------         -----------
Revenues
        Revenues                                        $        -          $        -

Expenses
        Depreciation                                            64                 192
        Administrative                                           -                   -
                                                        -----------         -----------
                                                                64                 192
                                                        -----------         -----------

Loss From Operations                                           (64)               (192)

Taxes                                                            -                   -
                                                        -----------         -----------

Net Loss                                                $      (64)         $     (192)
                                                        ===========         ===========

Loss per share                                          $        -          $        -
                                                        ===========         ===========

Average shares outstanding                               5,861,900           5,861,900


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter and Nine Months Ended September 30, 2002

                                                                             Additional
                                            Common           Common         Contributed       Retained        Treasury
                                            Shares           Stock           Capital          Deficit          Stock         Total
                                       -------------       ----------    -------------    --------------    -----------  -----------
Balance January 1, 2002                   5,861,900          $ 5,862      $ 1,504,410       $(1,860,615)      $ (4,760)   $(355,103)

        Net Loss for the quarter                  -                -                -               (64)             -          (64)
                                       -------------       ----------    -------------    --------------    -----------  -----------

Balance March 31, 2002                    5,861,900            5,862        1,504,410        (1,860,679)        (4,760)    (355,167)

        Net Loss for the quarter                  -                -                -               (64)             -          (64)
                                       -------------       ----------    -------------    --------------    -----------  -----------

Balance June 30, 2002                     5,861,900            5,862        1,504,410        (1,860,743)        (4,760)    (355,231)

        Net Loss for the quarter                  -                -                -               (64)             -          (64)
                                       -------------       ----------    -------------    --------------    -----------  -----------

Balance September 30, 2002                5,861,900          $ 5,862      $ 1,504,410       $(1,860,807)      $ (4,760)   $(355,295)
                                       =============       ==========    =============    ==============    ===========  ===========


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter and Nine Months Ended September 30, 2002

                                                                    Current           Year to
                                                                    Quarter            Date
                                                                 -------------    -------------
Cash flows from operating activities
        Net Loss                                                        $ (64)          $ (192)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                 64              192
        Increase in Accounts payable                                        -                -
        Increase in Accrued fees                                            -                -
                                                                 -------------    -------------
Cash flow used in operating activities                                      -                -

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                        -                -
                                                                 -------------    -------------
Cash Flows Provided from Investing Activities                               -                -

Cash Flows Provided from Financing Activities                               -                -
                                                                 -------------    -------------

Net Increase in Cash and Cash Equivalents                                   -                -

Cash and Cash Equivalents - Beginning                                     100              100
                                                                 -------------    -------------

Cash and Cash Equivalents - Ending                                      $ 100            $ 100
                                                                 =============    =============

See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                               September 30, 2002

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

                               September 30, 2002

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

                               September 30, 2002

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

Results of Discontinued Operations

Results of discontinued operations for three months ended March 31, 2002 compared to results of discontinued operations for three months ended March 31, 2001.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended March 31, 2002 and March 31, 2001 amounted to $0. Total expenses for the three months ended March 31, 2002 aggregated $64, which amounted to a net loss from operations of $64. This compares to a net loss of $8,917 for the three months ended March 31, 2001. For the three months ended March 31, 2002 and March 31, 2001, the net loss per share was $0.

Results of discontinued operations for three months ended June 30, 2002 compared to results of discontinued operations for three months ended June 30, 2001.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended June 30, 2002 and June 30, 2001 amounted to $0. Total expenses for the three months ended June 30, 2002 aggregated $64, which amounted to a net loss from operations of $64. This compares to a net loss of $8,256 for the three months ended June 30, 2001. For the three months ended June 30, 2002 and June 30, 2001 the net loss per share was $0.

Results of discontinued operations for six months ended June 30, 2002 compared to results of discontinued operations for six months ended June 30, 2001.

Revenues, Expenses and Net Loss

Revenues generated during the six months ended June 30, 2002 and June 30, 2001 amounted to $0. Total expenses for the six months ended June 30, 2002 aggregated $128, which amounted to a net loss from operations of $128. This compares to a net loss of $17,173 for the six months ended June 30, 2001. For the six months ended June 30, 2002 and June 30, 2001, the net loss per share was $0.

Results of discontinued operations for three months ended September 30, 2002 compared to results of discontinued operations for three months ended September 30, 2001.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended September 30, 2002 and September 30, 2001 amounted to $0. Total expenses for the three months ended September 30, 2002 aggregated $64, which amounted to a net loss from operations of $64. This compares to a net loss of $8,256 for the three months ended September 30, 2001. For the three months ended September 30, 2002 and September 30, 2001, the net loss per share was $0.

Results of discontinued operations for nine months ended September 30, 2002 compared to results of discontinued operations for nine months ended September 30, 2001.

Revenues, Expenses and Net Loss

Revenues generated during the nine months ended September 30, 2002 and September 30, 2001 amounted to $0. Total expenses for the nine months ended September 30, 2002 aggregated $192, which amounted to a net loss from operations of $192. This compares to a net loss of $25,429 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002 and September 30, 2001, the net loss per share was $0.

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

                                             WIRELESS FRONTIER INTERNET, INC.
                                            (F/K/A FREMONT CORPORATION)

Dated:   May 27, 2004                  By:  /s/ Alex Gonzalez
                                            -----------------
                                            Alex Gonzalez
                                            Chairman and Chief Executive Officer

Dated:   May 27, 2004                  By: /s/ Sandy Landstrom
                                           -------------------
                                           Sandy Landstrom
                                           Chief Financial Officer