Form 10KSB
period 2002-12-31
WIRELESS FRONTIER INTERNET INC
filed 2004-05-28
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal years ended:
                               December 31, 1998;
                               December 31, 1999;
                               December 31, 2000;
                             December 31, 2001; and
                                December 31, 2002

                        WIRELESS FRONTIER INTERNET, INC.
                           (f/k/a Fremont Corporation)
                 (Name of small business issuer in its charter)

===============================================================================
         Delaware                    000-08281                   75-2771930
-------------------------------------------------------------------------------
(State or other jurisdiction (Commission File Number)        (IRS Employer
    of incorporation)                                       Identification No.)
===============================================================================

             104 West Callaghan, Fort Stockton, Texas          79735
             ----------------------------------------        ---------
             (Address of principal executive offices)        (Zip Code)

                    Issuer's telephone number: (432) 336-0336


      Securities registered under Section 12 (b) of the Exchange Act: NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                     Common Stock, Par Value $.001 per share

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for the most recent fiscal year: $3,699,101

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of last trade on March 30, 2004:
$19,714,617 (12,884,717 shares at $1.53 / share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,402,618 shares of common stock, $.001 par value per share, as of March 31, 2004.

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

This report, which covers the fiscal years ended December 31, 1998, 1999, 2000, 2001 and 2002, is being filed in order to satisfy the Company's filing requirements with respect to such periods. Accordingly, unless otherwise stated, all of the information set forth in the report relates to the Company's business and operations prior to the consummation of the transactions in September 2003. Furthermore, such information relates to business operations that have been discontinued since the consummation of the transactions in September 2003 and in no way reflect the Company's current business and operations. For a complete description of the Company's current business and operations see the Company's Form 10-KSB for the year ended December 31, 2003, as amended, filed with the Securities and Exchange Commission on May 13, 2004.This report is drafted in the present tense and reads as if the disclosure hereafter contained was drafted as of the periods covered.

The financial statements included with this report were prepared as if the discontinued operations of Fremont Corporation had terminated before the fiscal year ended December 31, 1998. Accordingly, the financial statements included with this report are those of Fremont Corporation, the parent company only.

                               TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS..........................................1
Item 2.     DESCRIPTION OF PROPERTY..........................................3
Item 3.     LEGAL PROCEEDINGS................................................3
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............3


                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........3
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........4
Item 7.     FINANCIAL STATEMENTS.............................................7
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................7
Item 8A.    CONTROLS AND PROCEDURES..........................................8


                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT.......8
Item 10.    EXECUTIVE COMPENSATION..........................................10
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................10
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................11
Item 13.    EXHIBITS AND REPORTS ON FORM 8-K................................12
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................12

SIGNATURES  ................................................................13

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

History

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

Winfill Holdings was engaged in the bicycle manufacturing business. Its business failed due to lack of capital to sustain operations and bad debt and all business was discontinued in 1998. Fremont was dormant for three years and in 2003 new auditors were engaged and negotiations for the acquisition of Wireless Frontier Internet, Inc. ("Wireless").

Subsequent Events

On September 30, 2003, the Company entered into an Agreement and Plan of Merger with Wireless. Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Company, was merged into the Wireless Frontier Internet, Inc., with Wireless being the surviving corporation. The shareholders of Wireless exchanged all the outstanding shares of Wireless for 16,026,579 shares of the common stock of the Company in a one for one exchange. As a result of this transaction Wireless became a wholly owned subsidiary of the Company. In addition, the Company also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited. Pursuant to this agreement, Million acquired all of the Company's equity interest in Winfill for Million's return to the Company of the 661,654 shares of common stock held by Million, the cancellation of Million's warrants, and the forgiveness of all sums owed by Fremont to Million.

The Company realized a $261,649 loss from this transaction. The accompanying financial statements were prepared as if the discontinued operations had been terminated at the end of the period preceding the period reported. The transactions in the accompanying statements are those of Fremont Corporation, the parent company only. As a result of this accounting treatment Fremont has been a shell corporation since 1998.

All references in this Annual Report to "the Company", "we", "our" or "us" refer to Fremont.

Business of the Company

Potential Business Combination

As described above, as a result of the discontinuation of the business of the Company's subsidiary, Winfill, and the accounting treatment for the transactions consummated in September 2003, we have been a shell corporation since 1998. This report is drafted in the present tense and reads as if the disclosure hereafter contained was drafted as of the periods covered.

We will attempt to locate and negotiate with a business entity for the merger of that target business into us. In certain instances, a target business may wish to become a subsidiary of ours or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

We believe that there are perceived benefits to being a reporting company with a class of publicly-traded securities, even though we have no active business activities. These are commonly thought to include: (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include: (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
(2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company that wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

We will be actively engaged in seeking a qualified company as a candidate for a business combination. We may then enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholders will no longer be in control of the company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business' assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. Any merger or acquisition we effect can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

We cannot assure you that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe (but have not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Item 2. DESCRIPTION OF PROPERTY

Since the Company discontinued its business operations in 1998, the Company does not own or lease any material property.

Item 3. LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property subject to, any pending legal proceeding.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of the Company's security holders during the fourth quarter of the fiscal years ended December 31, 1998, December 31, 1999, December 31, 2000, December 31, 2001 and December 31, 2002.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the NASDAQ SmallCap Market on May 29, 1997 under the symbol "BYCL". From March 1996 until May 28, 1997, the Company's common stock was traded on the OTC Bulletin Board. The table below sets forth the high and low price information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                               High        Low
                                               ----        ---

Fiscal Year Ended December 31, 2002

Three months ended March 31, 2002             $0.01       $0.01
Three months ended June 30, 2002               0.01        0.01
Three months ended September 30, 2002          0.02        0.01
Three months ended December 31, 2002           0.02        0.00

Fiscal Year Ended December 31, 2001

Three months ended March 31, 2001               *           *
Three months ended June 30, 2001              $0.05       $0.04
Three months ended September 30, 2001          0.04        0.02
Three months ended December 31, 2001           0.02        0.02

Fiscal Year Ended December 31, 2000

Three months ended March 31, 2000             $0.38       $0.10
Three months ended June 30, 2000               0.38        0.09
Three months ended September 30, 2000          0.13        0.10
Three months ended December 31, 2000            *           *

Fiscal Year Ended December 31, 1999

Three months ended March 31, 1999             $0.44       $0.06
Three months ended June 30, 1999               0.22        0.06
Three months ended September 30, 1999          0.17        0.07
Three months ended December 31, 1999           0.45        0.07

Fiscal Year Ended December 31, 1998

Three months ended March 31, 1998             $2.00       $0.75
Three months ended June 30, 1998               1.13        0.38
Three months ended September 30, 1998          0.81        0.25
Three months ended December 31, 1998           0.94        0.09

Fiscal Year Ended December 31, 1997

Three months ended March 31, 1997             $6.00       $3.88
Three months ended June 30, 1997               5.75        3.44
Three months ended September 30, 1997          5.62        4.00
Three months ended December 31, 1997           5.50        1.12

* No reliable data is available due to the inactivity of the stock during this period.

As of December 31, 2002, there were approximately 2,195 holders of record of the Company's common stock.

Dividends

The Company has not paid any cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth of the Company. Any payment of dividends in the future will be dependent upon the amount of funds legally available and is contingent upon the Company's earnings, financial condition, capital requirements, and other factors which the Board of Directors deems relevant.

The following table sets forth certain information relating to equity securities authorized for issuance under compensation plans:

                                                 Equity Compensation Plan Information


                                   Number of securities to be      Weighted-average exercise         Number of securities
                                     issued upon exercise of     price of outstanding options,      remaining available for
                                      outstanding options,            warrants and rights        future issuance under equity
                                       warrants and rights                                            compensation plans
                                                                                                     (excluding securities
                                                                                                      reflected in column (a))
--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                               (a)                            (b)                             (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
   Equity compensation plans                    0                              0                               0
  approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------
 Equity compensation plans not
  approved by security holders                  0                              0                            600,000
--------------------------------- ------------------------------ ------------------------------- ------------------------------
             Total                              0                              0                            600,000
--------------------------------- ------------------------------ ------------------------------- ------------------------------

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

NOTE: This report is drafted in the present tense and reads as if the disclosure hereafter contained was drafted as of the periods covered.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

Fremont, a Delaware corporation, was incorporated in the State of Utah on April 22, 1995, as Fremont Uranium Corporation. On July 1, 1993, the Company reincorporated in the State of Delaware and changed its name to Fremont Corporation.

From 1989 through April 28, 1995, the Company was engaged in acquiring interests in oil and natural gas properties and in seeking potential acquisition or merger opportunities. In March 1995 the Company entered into a Share Exchange Agreement with Million and Winfill, both of which are British Virgin Islands corporations. On April 28, 1995, pursuant to a Share Exchange Agreement, the Board of Directors effected the following: a 1 for 100 reverse stock split on April 28, 1995; acquired from Million, 41,000 shares of

Winfill Holdings International Limited for 4,760,000 shares of the Company's common stock; and transferred to the Company's former president and controlling stockholder all of its operating assets (except the Winfill stock) in exchange for the assumption of all the liabilities of the Company.

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

Income Taxes

For federal income tax purposes, the Company has an approximate $1,000,000 net operating loss carry forward which starts to expire in 2008.

Results of Discontinued Operations

Results of discontinued operations for year ended December 31, 1998 compared to year ended December 31, 1997.

Revenues, Expenses and Net Loss

Revenues generated during the year ended December 31, 1998 amounted to $0, compared to $20,779,000 for the year ended December 31, 1997. Total expenses for the year ended December 31, 1998 aggregated $152,945, which amounted to a net loss from operations of $152,945. This compares to net income of $693,000 for the year ended December 31, 1997. The net loss per share was $.03 for the year ended December 31, 1998, as compared to net income of $.12 per share for the year ended December 31, 1997.

Results of discontinued operations for year ended December 31, 1999 compared to year ended December 31, 1998.

Revenues, Expenses and Net Loss

Revenues generated during the years ended December 31, 1999 and December 31, 1998 amounted to $0. Total expenses for the year ended December 31, 1999 aggregated $90,064, which amounted to a net loss from operations of $90,064. This compares to total expenses of $152,945 and a net loss from operations of $152,945 for the year ended December 31, 1998. The net loss per share was $.02 for the year ended December 31, 1999, as compared to a net loss of $.03 for the year ended December 31, 1998.

Results of discontinued operations for year ended December 31, 2000 compared to year ended December 31, 1999.

Revenues, Expenses and Net Loss

Revenues generated during the years ended December 31, 2000 and December 31, 1999 amounted to $0. Total expenses for the year ended December 31, 2000 aggregated $86,805, which amounted to a net loss from operations of $86,805. This compares to total expenses of $90,064 and a net loss from operations of $90,064 for the year ended December 31, 1999. The net loss per share was $.01 for the year ended December 31, 2000, as compared to a net loss of $.02 for the year ended December 31, 1999.

Results of discontinued operations for year ended December 31, 2001 compared to year ended December 31, 2000.

Revenues, Expenses and Net Loss

Revenues generated during the years ended December 31, 2001 and December 31, 2000 amounted to $0. Total expenses for the year ended December 31, 2001 aggregated $34,050, which amounted to a net loss from operations of $34,050. This compares to total expenses of $86,805 and a net loss from operations of $86,805 for the year ended December 31, 2000. The net loss per share for the years ended December 31, 2001 and December 31, 2000 was $.01.

Results of discontinued operations for year ended December 31, 2002 compared to year ended December 31, 2001.

Revenues, Expenses and Net Loss

Revenues generated during the years ended December 31, 2002 and December 31, 2001 amounted to $0. Total expenses for the year ended December 31, 2002 aggregated $255, which amounted to a net loss from operations of $255. This compares to total expenses of $34,050 and a net loss from operations of $34,050 for the year ended December 31, 2001. The net loss per share was $0 for the year ended December 31, 2002, as compared to a net loss of $.01 for the year ended December 31, 2001.

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

Year Ended December 31, 1998

At December 31, 1998, the Company had current assets of $28,678 and fixed assets of $2,103 (net of depreciation). The Company, at December 31, 1998, had current liabilities of $174,965. Current liabilities primarily consists of the accrual of accounting and legal fees. The majority of these fees were converted to common stock of the Company after the merger with Wireless Internet, Inc. on September 16, 2003.

As of December 31, 1998, other than smaller bank notes and equipment financing, we did not have any significant financing arrangements in place. As of December 31, 1998, we had $678 in cash and $28,000 in accounts receivable.

Year Ended December 31, 1999

At December 31, 1999, the Company had current assets of $7,267 and fixed assets of $1,263 (net of depreciation). The Company, at December 31, 1999, had current liabilities of $242,778. Current liabilities primarily consists of the accrual of accounting and legal fees. The majority of these fees were converted to common stock of the Company after the merger with Wireless Internet, Inc. on September 16, 2003.

As of December 31, 1999, other than smaller bank notes and equipment financing, we did not have any significant financing arrangements in place. As of December 31, 1999, we had $4,267 in cash and $3,000 in accounts receivable.

Year Ended December 31, 2000

At December 31, 2000, the Company had current assets of $607 and fixed assets of $759 (net of depreciation). The Company, at December 31, 2000, had current liabilities of $322,419. Current liabilities primarily consists of the accrual of accounting and legal fees. The majority of these fees were converted to common stock of the Company after the merger with Wireless Internet, Inc. on September 16, 2003.

As of December 31, 2000, other than smaller bank notes and equipment financing, we did not have any significant financing arrangements in place. As of December 31, 2000, we had $607 in cash and $0 in accounts receivable.

Year Ended December 31, 2001

At December 31, 2001, the Company had current assets of $100 and fixed assets of $255 (net of depreciation). The Company, at December 31, 2001, had current liabilities of $355,458. Current liabilities primarily consists of the accrual of accounting and legal fees. The majority of these fees were converted to common stock of the Company after the merger with Wireless Internet, Inc. on September 16, 2003.

As of December 31, 2001, other than smaller bank notes and equipment financing, we did not have any significant financing arrangements in place. As of December 31, 2001, we had $100 in cash and $0 in accounts receivable.

Year Ended December 31, 2002

At December 31, 2002, the Company had current assets of $532 and fixed assets of $0 (net of depreciation). The Company, at December 31, 2002, had current liabilities of $355,890. Current liabilities primarily consists of the accrual of accounting and legal fees. The majority of these fees were converted to common stock of the Company after the merger with Wireless Internet, Inc. on September 16, 2003.

As of December 31, 2002, other than smaller bank notes and equipment financing, we did not have any significant financing arrangements in place. As of December 31, 2002, we had $532 in cash and $0 in accounts receivable.

Subsequent Events

On September 30, 2003, the Company entered into an Agreement and Plan of Merger with Wireless. Pursuant to the merger agreement Networker Systems, Inc., a wholly owned subsidiary of the Company, was merged into the Wireless Frontier Internet, Inc., with Wireless being the surviving corporation. The shareholders of Wireless exchanged all the outstanding shares of Wireless for 16,026,579 shares of the common stock of the Company in a one for one exchange. As a result of this transaction Wireless became a wholly owned subsidiary of the Company. In addition, the Company also entered into an Asset Purchase Agreement with Million Treasure Enterprises Limited. Pursuant to this agreement, Million acquired all of the Company's equity interest in Winfill for Million's return to the Company of the 661,654 shares of common stock held by Million, the cancellation of Million's warrants, and the forgiveness of all sums owed by Fremont to Million. This combination was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Also, in connection with this transaction the Company recognized $426,751 as other income in the third quarter of 2003 as forgiveness of debt.

As a result of the foregoing transactions, the financial statements of the Company that have been filed following the consummation of such transactions reflect the financial condition and operations of Wireless on a historical basis. For a complete description of the Company's current financial condition and operations see the Company's Form 10-KSB for the year ended December 31, 2003, as amended, filed with the Securities and Exchange Commission on May 13, 2004.

On March 31, 2004, the Company's Board of Directors declared a 2 for 1 forward stock split. Except for the number of shares outstanding of the Company's common stock of 66,402,618 stated as of March 31, 2004 all share holdings and other share quantities of the Company's common stock which are referred to in this report are pre-split quantities.

Item 7. FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto beginning on Page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Fremont, through its wholly owned subsidiary Winfill, incurred a net loss in 1998 as a result of various factors, including declining sales, a shortage of working capital, and a bad debt provision necessitated in substantial part by the bankruptcy of a major customer. These aforementioned factors and the cessation of operations of Winfill, prevented the Company's auditors, Arthur Anderson & Co. ("Arthur Anderson"), from finalizing the Company's audit for the year ended December 31, 1998 and, as a result, the Company failed to file its Form 10-KSB Annual Report for the year ended December 31, 1998 and all other required reports under the Securities Exchange Act of 1934 (the "Exchange Act") since that time.

As a result of the winding-down of Arthur Andersen's business during 2002, current management of the Company has not been in contact with a representative of Arthur Anderson, effectively terminating the Company's relationship with Arthur Andersen. As a result of the cessation of the Company's business operations and Arthur Anderson's winding-down, current management has been unable to determine if Arthur Anderson has terminated its auditor relationship with the Company, although Arthur Andersen will no longer serve as the Company's independent auditor.

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

During the two most recent fiscal years and through the date of the winding-down of Arthur Anderson's affairs, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(v)).

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

During the two most recent fiscal years and through the date hereof, the Company did not consult Pollard-Kelley with respect to the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

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

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company during the periods covered by this Report, their positions and current ages are as follows:


Name                    Age      Position(s)
----                    ---      -----------
Rong Shao Jia           62       Chief Executive Officer and Director

Winston Wu              45       President and Director
(Wu Fa Pei)

Zhao Ya Wen             53       Chief Operating Officer and Director

Edward Ding             41       Vice President and Chief Financial Officer

Sze Yet Wen             48       Director

Li Fai                  49       Director

Gao Wei Son             66       Director

Zhen Da Qing            56       Director

Biographies of Directors and Executive Officers:

Rong Shao Jia, Chief Executive Officer and a Director of the Company, is responsible for the formulation of the Company's overall policies and development strategies. He has over 34 years of experience in bicycle production and business management. Under his supervision, since 1988 SCBW was expanded from a small factory of 200 employees to having over 1,500 employees. Mr. Rong owns a 31% interest in Million and a .01% interest in Fogance Industries Limited, which was the Hong Kong-based overseas purchasing and sales agent for the Company.

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

Sze Yet Wen, a Director of the Company, has been an independent businessman and investor for the past eleven years. Mr. Sze is president of South Bridge Industries Ltd., a Hong Kong company, which owns a 31% minority interest in SCB, a subsidiary of SCBW. Mr. Sze is also president of Hong Kong Easy Keen Industries Ltd., a Hong Kong company. Mr. Sze owns a 43% interest in Million.

Li Fai, a Director of the Company, has been an independent businessman and investor for the past eleven years. Mr. Li is the managing director of Lanzhou Guanghua Hotel in China, and is also a director of the Kei Tak Institute of Old Age Ltd., a retirement home located in Hong Kong. Mr. Li owns a 26% interest in Million.

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

Audit Committee

The Company does not have a separately designated standing audit committee, or a committee performing similar functions. The Company also does not have an audit committee financial expert (as defined in Item 401 of Regulation S-B).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on its review of public filings, the Company believes that, with respect to the fiscal year ended December 31, 2002, and each of the prior fiscal years, each of the Company's executive officers and directors, and each of the persons known to the Company to beneficially own more than 10% of the Company's common stock, complied with all reporting requirements, except as follows: (1) Rong Shao Jia, Winston Wu, Zhao Ya Wen, Edward Ding, Sze Yet Wen, Li Fai, Zhen Da Qing and Million Treasure Enterprises Limited failed to file Form 3s; and (2) Rong Shao Jia, Winston Wu, Zhao Ya Wen, Edward Ding, Sze Yet Wen, Li Fai and Gao Wai Son failed to file a Form 4 on at least one occasion.

Item 10. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonuses exceeded $100,000 for services rendered in all capacities during the fiscal years ended December 31, 1996, 1997, 1998, 1999, 2000, 2001 and 2002.

--------------------------------------------------------------------------------------------------------------------
Name and                      Year   Salary     Bonus      Other    Restricted  Securities     LTIP      All Other
Principal Position                     ($)                 Annual     Stock     Underlying    Payouts   Compensation
                                                           Compen-    Awards     Options
                                                          sation ($)

Rong Shao Jia, Chief          2002     0         0         0           0           0            0           0
Executive Officer             2001     0         0         0           0           0            0           0
                              2000     0         0         0           0           0            0           0
                              1999     0         0         0           0           0            0           0
                              1998     0         0         0           0           0            0           0
                              1997    $10,000    0         0           0           0            0           0
                              1996    $10,000    0         0           0           0            0           0
--------------------------------------------------------------------------------------------------------------------

Compensation Agreements:

During the periods covered by this report, the Company was not a party to any long-term employment or consulting agreements with its officers or directors.

Board of Directors:

During the periods covered by this Report, no meetings of the Board of Directors were held; all corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no nominating or compensation committees, or committees performing similar functions, during the periods covered by this Report.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

During the periods covered by this report, the Company did not issue or redeem any shares of common stock, and there were no transactions or activities reported to the Company's transfer agent that resulted in any change in the beneficial ownership of the Company's shares. Accordingly, the following table sets forth, as of December 31, 2002, 2001, 2000, 19999 and 1998: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock beneficially owned, and the percentage of the Company's common stock so owned, by each director, and by all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as other wise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of               Amount and Nature of    Percent of Shares
Beneficial Owner      Beneficial Ownership    of Common Stock(1)
----------------      --------------------    -----------------
Million Treasure             4,685,000 (2)           79.9%
Enterprises Limited
Flat 3, 9/F
Swire & Maclane House
21 Austin Avenue
Tsim Sha Tsui
Kowloon, Hong Kong

Rong Shao Jia (4)                 -    (3)             -
Sze Yet Wen (4)                   -    (3)             -

Li Fai (4)                        -    (3)             -

Zhao Ya Wen (4)                   -                    -

Winston Wu (4)                    -                    -

Edward Ding (4)                   -                    -

Gao Wei Son (4)                   -                    -

Zhen Da Qing (4)                  -                    -

All Directors and
Executive Officers
as a Group (8 persons)            -    (3)             -

(1) Percentage ownership based on 5,861,639 shares of common stock issued and outstanding as of December 31, 1998, 1999, 2000, 2001 and 2002.

(2) In conjunction with the acquisition of Winfill by the Company in April 1995, Million Treasure Enterprises Limited received a warrant entitling the holder, upon amendment of the Company's Certificate of Incorporation, to convert up to 2,000,000 shares of common stock into an equivalent number of Class B common shares. The Class B common shares are identical to the outstanding shares of common stock except that they will have three votes per share. The existing shares of common stock have one vote per share.

(3) Rong Shao Jia, Sze Yet Wen and Li Fai are the sole shareholders of Million, and own equity interests in Million of 31%, 43% and 26%, respectively. Each such person disclaims beneficial ownership of the shares of common stock owned by Million.

(4) The address for each such officer and/or director is c/o SCBW, No. 8 Duanzhou 7 Road, Zhaoqing City, Guangdong Province, People's Republic of China.

There are no outstanding arrangements that may result in a change in control of the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

In connection with the formation of SCBW as a Sino-foreign joint venture between SCH and Winfill in June 1994, Winfill issued a note payable to Million for $5,000,000. Million assigned $1,000,000 of such note to a third party, which is included in accrued expenses and other liabilities in the consolidated balance sheet at December 31, 1997, and which is due and payable on June 30, 1998. The $4,000,000 note payable to Million is unsecured, bears no interest, has no fixed payment terms, and is expected to remain outstanding for the indefinite future.

SCH is a 2% minority shareholder of SCBW, which is 98% owned by the Company's wholly-owned subsidiary, Winfill. Sze Yet Wen, a director of the Company, indirectly controls a 31% minority interest in SCB, a subsidiary of SCBW, and is a shareholder of Easy Keen and of Million, the controlling shareholder of the Company.

Subsequent Events

In connection with the September 16, 2003 Merger Agreement entered into among the Company, Networker Systems, Inc. and Wireless Frontier Internet, Inc., the $4,000,000 note payable to Million was forgiven.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number         Description of Document
------         -----------------------
2.1            Asset Purchase Agreement between Partners Alliance Group, Inc.
               and Todd Jagger, individually and d/b/a the Overland Network
               Inc., dated November 30, 2001. (Incorporated by reference to the Company's Form 10-KSB/A filed with the Securities and Exchange
               Commission on May 13, 2004.)

2.2            Asset Purchase Agreement between Partners Alliance Group, Inc.
               and William L. Brooks of Brooks Data Consultants, Inc., dated May 31, 2002. (Incorporated by reference to the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on May 13, 2004.)

3.1 Certificate of Incorporation. (Incorporated by reference to the Company's Registration Statement on Form 8-B dated July 1,1993.)

3.2 Bylaws. (Incorporated by reference to the Company's Registration Statement on Form 8-B dated July 1, 1993.)

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

32.2 Certification by Sandy Landstrom, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

Item 14. Principal Accounting Fees and Services

General. Pollard-Kelley Auditing Services, Inc. is the Company's principal auditing accountant firm. The Company's Board of Directors has consFidered whether the provision of audit services is compatible with maintaining auditor independence.

Audit Fees. Pollard-Kelley Auditing Services charged the Company fees which included $20,000 for audits of Fremont for the fiscal years ended December 31, 1998, 1999, 2000, 2001 and 2002.

Audit Related Fees. In connection with audits of Fremont, Pollard-Kelley Auditing Services charged the Company fees of $7,500 for the review of the Company's financial statements.

There were no tax fees or other fees of Fremont in 1998, 1999, 2000, 2001 and 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                    WIRELESS FRONTIER INTERNET, INC.
                                                                      (F/K/A FREMONT CORPORATION)
Dated:   May 25, 2004                                         By:      /s/ Alex Gonzalez
                                                                       -----------------
                                                                       Alex Gonzalez
                                                                       Chairman and Chief Executive Officer

Dated:   May 25, 2004                                         By:      /s/ Sandy Landstrom
                                                                       -------------------
                                                                       Sandy Landstrom
                                                                       Chief Financial Officer

Dated:   May 25, 2004                                         By:      /s/ Jasper Knabb
                                                                       ----------------
                                                                       Jasper Knabb
                                                                       President and Director

Dated:   May 25, 2004                                         By:      /s/ James Bentley King
                                                                       ----------------------
                                                                       James Bentley King
                                                                       Director

Dated:   May 25, 2004                                         By:      /s/ William Lawson Allen
                                                                       ------------------------
                                                                       William Lawson Allen
                                                                       Director

Dated:   May 25, 2004                                         By:      /s/ John R. Morrow
                                                                       ------------------
                                                                       John R. Morrow
                                                                       Director

Dated:   May 25, 2004                                         By:      /s/ Dr. Cecil George, M.D.
                                                                       --------------------------
                                                                       Dr. Cecil George, M.D.
                                                                       Director

                               FREMONT CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

FISCAL YEAR ENDED DECEMBER 31,1998

Audit Report................................................................F-1
Balance Sheets..............................................................F-2
Income Statements...........................................................F-3
Statement of Stockholders' Equity...........................................F-4
Statement of Cash Flows.....................................................F-5
December 31, 1998 Notes to Consolidated Financial Statements................F-6

FISCAL YEAR ENDED DECEMBER 31, 1999

Audit Report................................................................F-9
Balance Sheets.............................................................F-10
Income Statements..........................................................F-11
Statement of Stockholders' Equity..........................................F-12
Statement of Cash Flows....................................................F-13
December 31, 1999 Notes to Consolidated Financial Statements...............F-14

FISCAL YEAR ENDED DECEMBER 31, 2000

Audit Report...............................................................F-17
Balance Sheets.............................................................F-18
Income Statements..........................................................F-19
Statement of Stockholders' Equity..........................................F-20
Statement of Cash Flows....................................................F-21
December 31, 2000 Notes to Consolidated Financial Statements...............F-22

FISCAL YEAR ENDED DECEMBER 31, 2001

Audit Report...............................................................F-25
Balance Sheets.............................................................F-26
Income Statements..........................................................F-27
Statement of Stockholders' Equity..........................................F-28
Statement of Cash Flows....................................................F-29
December 31, 2001 Notes to Consolidated Financial Statements...............F-30

FISCAL YEAR ENDED DECEMBER 31, 2002

Audit Report...............................................................F-33
Balance Sheets.............................................................F-34
Income Statements..........................................................F-35
Statement of Stockholders' Equity..........................................F-36
Statement of Cash Flows....................................................F-37
December 31, 2002 Notes to Consolidated Financial Statements...............F-38

Pollard-Kelley Auditing Services, Inc.
Auditors    3250 West Market Street Suite 307, Fairlawn, OH 44333 (330) 864-2265


Fremont Corporation

We have audited the Balance Fremont Corporation, as of December 31, 1998 and the related Statement of Income, Statement of Stockholders' Equity, and Statement of Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referenced above present fairly, in all material respects, the financial position of Fremont Corporation as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Terance L. Kelley
--------------------
Terance L. Kelley
Certified Public Accountant
February 15, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
December 31, 1998


                                     ASSETS

Current Assets
        Cash                                               $      678
        Accounts receivable affiliates                         28,000
                                                           -----------
             Total Current Assets                              28,678

Fixed Assets
        Furniture                                               4,381
        Less: Accumulated depreciation                         (2,278)
                                                           -----------
                                                                2,103
                                                           -----------
             Total Assets                                  $   30,781
                                                           ===========
                  LIABILITIES AND EQUITY
Current Liabilities
        Accounts payable                                        7,215
        Accrued fees                                          167,750
                                                           -----------
             Total Current Liabilities                        174,965

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                 5,862
        Additional contributed capital                      1,504,410
        Retained deficit                                   (1,649,696)
        Treasury stock                                         (4,760)
                                                           -----------
                                                             (144,184)
                                                           -----------
             Total Liabilities and Equity                  $   30,781
                                                           ===========

See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Year Ended December 31, 1998


Revenues
        Revenues                                            $        -

Expenses
        Depreciation                                             1,402
        Administrative                                         151,543
                                                            -----------
                                                               152,945
                                                            -----------
Loss From Operations                                          (152,945)

Taxes                                                                -
                                                            -----------
Net Loss                                                    $ (152,945)
                                                            ===========
Loss per share                                              $     0.03
                                                            ===========
Average shares outstanding                                   5,861,900


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Year Ended December 31, 1998

                                                                  Additional
                                    Common         Common        Contributed       Retained        Treasury
                                    Shares         Stock          Capital          Deficit          Stock         Total
                                 -----------    ----------     --------------    ------------     ---------    ------------
Balance January 1, 1998           5,861,900     $   5,862      $   1,504,410     $(1,496,751)     $ (4,760)    $     8,761

        Net Loss                          -             -                  -        (152,945)            -        (152,945)
                                 -----------    ----------     --------------    ------------     ---------    ------------
Balance December 31, 1998         5,861,900     $   5,862      $   1,504,410     $(1,649,696)     $ (4,760)    $  (144,184)
                                 ===========    ==========     ==============    ============     =========    ============

See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Year Ended December 31, 1998


Cash flows from operating activities
        Net Loss                                                    $ (152,945)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                               1,402
        Increase in Accounts payable                                       628
        Increase in Accrued fees                                        81,567
                                                                    -----------
Cash flow used in operating activities                                 (69,348)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                    45,000
                                                                    -----------
Cash Flows Provided from Investing Activities                           45,000

Cash Flows from Financing Activities
        Increase in Additional contributed capital                       8,400
                                                                    -----------
Cash Flows Provided from Financing Activities                            8,400

Net Increase in Cash and Cash Equivalents                              (15,948)

Cash and Cash Equivalents - Beginning                                   16,626
                                                                    -----------
Cash and Cash Equivalents - Ending                                  $      678
                                                                    ===========
See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                December 31, 1998

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

                                December 31, 1998

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

                                December 31, 1998

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

Pollard-Kelley Auditing Services, Inc.
Auditing Services
            3250 West Market Street Suite 307, Fairlawn, OH 44333 (330) 864-2265


                           Independent Auditors Report




Fremont Corporation
Ft Stockton, Texas

We have audited the Balance Sheet of Fremont Corporation, as of December 31, 1999 and 1998 and the related Statements of Income, Stockholders' Equity, and Statement of Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on my audits.

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

In our opinion, based on our audits, the financial statements referenced above present fairly, in all material respects, the financial position of Fremont Corporation as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

/s/Terance L. Kelley
--------------------
Terance L. Kelley
Certified Public Accountant
Fairlawn, Ohio
February 25, 2004

Fremont Corporation
Balance Sheets
December 31, 1999 and 1998

                                                               1999                     1998
                                                           ------------             ------------
                                     ASSETS

Current Assets
        Cash                                               $     4,267              $       678
        Accounts receivable affiliates                           3,000                   28,000
                                                           ------------             ------------
             Total Current Assets                                7,267                   28,678

Fixed Assets
        Furniture                                                4,381                    4,381
        Less: Accumulated depreciation                          (3,118)                  (2,278)
                                                                 1,263                    2,103
                                                           ------------             ------------
             Total Assets                                  $     8,530              $    30,781
                                                           ============             ============

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                         1,398                    7,215
        Accrued fees                                           241,380                  167,750
                                                           ------------             ------------
             Total Current Liabilities                         242,778                  174,965

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862                    5,862
        Additional contributed capital                       1,504,410                1,504,410
        Retained deficit                                    (1,739,760)              (1,649,696)
        Treasury stock                                          (4,760)                  (4,760)
                                                              (234,248)                (144,184)
                                                           ------------             ------------
             Total Liabilities and Equity                  $     8,530              $    30,781
                                                           ============             ============

See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Years Ended December 31, 1999 and 1998


                                                               1999                    1998
                                                           ------------             ------------
Revenues
        Revenues                                           $         -              $         -

Expenses
        Depreciation                                               840                    1,402
        Administrative                                          89,224                  151,543
                                                           ------------             ------------
                                                                90,064                  152,945
                                                           ------------             ------------
Loss From Operations                                           (90,064)                (152,945)

Taxes                                                                -                        -
                                                           ------------             ------------
Net Loss                                                   $   (90,064)             $  (152,945)
                                                           ============             ============
Loss per share                                             $      0.02              $      0.03
                                                           ============             ============
Average shares outstanding                                   5,861,900                5,861,900

See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Years Ended December 31, 1999 and 1998

                                                                    Additional
                                     Common           Common       Contributed         Retained          Treasury
                                     Shares           Stock         Capital            Deficit            Stock            Total
                                  -----------       --------     ------------      -------------       ----------       -----------
Balance January 1, 1998            5,861,900        $ 5,862      $ 1,504,410       $ (1,496,751)       $  (4,760)       $    8,761

        Net Loss                           -              -                -           (152,945)               -          (152,945)
                                  -----------       --------     ------------      -------------       ----------       -----------
Balance December 31, 1998          5,861,900          5,862        1,504,410         (1,649,696)          (4,760)         (144,184)

        Net Loss                           -              -                -            (90,064)               -           (90,064)
                                  -----------       --------     ------------      -------------       ----------       -----------
Balance December 31, 1999          5,861,900        $ 5,862      $ 1,504,410       $ (1,739,760)       $  (4,760)       $ (234,248)
                                  ===========       ========     ============      =============       ==========       ===========

See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Years Ended December 31, 1999 and 1998

                                                                        1999                     1998
                                                                    ------------             ------------
Cash flows from operating activities
        Net Loss                                                    $   (90,064)             $  (152,945)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                  840                    1,402
        (Decrease) Increase in Accounts payable                          (5,817)                     628
        Increase in Accrued fees                                         73,630                   81,567
                                                                    ------------             ------------
Cash flow used in operating activities                                  (21,411)                 (69,348)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                     25,000                   45,000
                                                                    ------------             ------------
Cash Flows Provided from Investing Activities                            25,000                   45,000

Cash Flows from Financing Activities
        Increase in Additional cintributed capital                            -                    8,400
                                                                    ------------             ------------
Cash Flows Provided from Financing Activities                                 -                    8,400

Net Increase (Decrease) in Cash and Cash Equivalents                      3,589                  (15,948)

Cash and Cash Equivalents - Beginning                                       678                   16,626
                                                                    ------------             ------------
Cash and Cash Equivalents - Ending                                  $     4,267              $       678
                                                                    ============             ============

See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                December 31, 1999

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

                                December 31, 1999

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

                                December 31, 1999

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

Pollard-Kelley Auditing Services, Inc.
Auditing Services
            3250 West Market Street Suite 307, Fairlawn, OH 44333 (330) 864-2265


                           Independent Auditors Report




Fremont Corporation
Ft Stockton, Texas

We have audited the Balance Sheet of Fremont Corporation, as of December 31, 2000 and 1999 and the related Statements of Income, Stockholders' Equity, and Statement of Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on my audits.

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

In our opinion, based on our audits, the financial statements referenced above present fairly, in all material respects, the financial position of Fremont Corporation as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

/s/Terance L. Kelley
--------------------
Terance L. Kelley
Certified Public Accountant
Fairlawn, Ohio
February 25, 2004

Fremont Corporation
Balance Sheets
December 31, 2000 and 1999

                                                               2000                     1999
                                                           ------------             ------------
                                     ASSETS

Current Assets
        Cash                                               $       607              $     4,267
        Accounts receivable affiliates                               -                    3,000
                                                           ------------             ------------
             Total Current Assets                                  607                    7,267

Fixed Assets
        Furniture                                                4,381                    4,381
        Less: Accumulated depreciation                          (3,622)                  (3,118)
                                                           ------------             ------------
                                                                   759                    1,263
                                                           ------------             ------------
             Total Assets                                  $     1,366              $     8,530
                                                           ============             ============

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                         3,489                    1,398
        Accrued fees                                           318,930                  241,380
                                                           ------------             ------------
             Total Current Liabilities                         322,419                  242,778

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862                    5,862
        Additional contributed capital                       1,504,410                1,504,410
        Retained deficit                                    (1,826,565)              (1,739,760)
        Treasury stock                                          (4,760)                  (4,760)
                                                           ------------             ------------
                                                              (321,053)                (234,248)
                                                           ------------             ------------
             Total Liabilities and Equity                  $     1,366              $     8,530
                                                           ============             ============

See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Years Ended December 31, 2000 aand 1999

                                                               2000                    1999
                                                           ------------             ------------
Revenues
        Revenues                                           $         -              $         -

Expenses
        Depreciation                                               504                      840
        Administrative                                          86,301                   89,224
                                                           ------------             ------------
                                                                86,805                   90,064

Loss From Operations                                           (86,805)                 (90,064)

Taxes                                                                -                        -
                                                           ------------             ------------
Net Loss                                                   $   (86,805)             $   (90,064)
                                                           ============             ============
Loss per share                                             $     (0.01)             $     (0.02)
                                                           ============             ============
Average shares outstanding                                   5,861,900                5,861,900


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Years Ended December 31, 2000 and 1999

                                                                     Additional
                                      Common           Common       Contributed        Retained        Treasury
                                      Shares           Stock         Capital           Deficit          Stock            Total
                                  ------------      ---------    -------------      -------------     ----------      -----------
Balance January 1, 1999             5,861,900       $  5,862     $  1,504,410       $ (1,649,696)     $  (4,760)      $ (144,184)

        Net Loss                            -              -          (90,064)                 -        (90,064)
                                                    ---------    -------------      -------------     ----------      -----------
Balance December 31, 1999           5,861,900          5,862        1,504,410         (1,739,760)        (4,760)        (234,248)

        Net Loss                            -              -                -            (86,805)             -          (86,805)
                                  ------------      ---------    -------------      -------------     ----------      -----------
Balance June 30, 2000               5,861,900       $  5,862     $  1,504,410       $ (1,826,565)     $  (4,760)      $ (321,053)


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                                                   2000                     1999
                                                                ------------             ------------
Cash flows from operating activities
        Net Loss                                                $   (86,805)             $   (90,064)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                              504                      840
        (Decrease) in Accounts payable                                2,091                   (5,817)
        Increase in Accrued fees                                     77,550                   73,630
                                                                ------------             ------------
Cash flow used in operating activities                               (6,660)                 (21,411)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                  3,000                   25,000
                                                                ------------             ------------
Cash Flows Provided from Investing Activities                         3,000                   25,000

Cash Flows Provided from Financing Activities                             -                        -
                                                                ------------             ------------
Net Increase in Cash and Cash Equivalents                            (3,660)                   3,589

Cash and Cash Equivalents - Beginning                                 4,267                      678
                                                                ------------             ------------
Cash and Cash Equivalents - Ending                              $       607              $     4,267
                                                                ============             ============


See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                December 31, 2000

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

                                December 31, 2000

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

                                December 31, 2000

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

Pollard-Kelley Auditing Services, Inc.
Auditing Services
            3250 West Market Street Suite 307, Fairlawn, OH 44333 (330) 864-2265




                          Independent Auditors Report



Fremont Corporation
Ft Stockton, Texas

We have audited the Balance Sheet of Fremont Corporation, as of December 31, 2001 and 2000 and the related Statements of Income, Stockholders' Equity, and Statement of Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on my audits.

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

In our opinion, based on our audits, the financial statements referenced above present fairly, in all material respects, the financial position of Fremont Corporation as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Terance L. Kelley
--------------------
Terance L. Kelley
Certified Public Accountant
Fairlawn, Ohio
February 25, 2004

Fremont Corporation
Balance Sheets
December 31, 2001 and 2000

                                                               2001                     2000
                                                           ------------              -----------
                                     ASSETS

Current Assets
        Cash                                               $       100               $      607
        Accounts receivable affiliates                               -                        -
                                                           ------------              -----------
             Total Current Assets                                  100                      607

Fixed Assets
        Furniture                                                4,381                    4,381
        Less: Accumulated depreciation                          (4,126)                  (3,622)
                                                                   255                      759
                                                           ------------              -----------
             Total Assets                                  $       355               $    1,366

                  LIABILITIES AND EQUITY
Current Liabilities
        Accounts payable                                         4,490                    3,489
        Accrued fees                                           350,968                  318,930
                                                           ------------              -----------
             Total Current Liabilities                         355,458                  322,419

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862                    5,862
        Additional contributed capital                       1,504,410                1,504,410
        Retained deficit                                    (1,860,615)              (1,826,565)
        Treasury stock                                          (4,760)                  (4,760)
                                                           ------------              -----------
                                                              (355,103)                (321,053)
                                                           ------------              -----------
             Total Liabilities and Equity                  $       355               $    1,366
                                                           ============              ===========


See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Years Ended Decemberr 31, 2001 and 2000


                                                               2001                      2000
                                                           ------------              -----------
Revenues
        Revenues                                           $         -               $        -

Expenses
        Depreciation                                               504                      504
        Administrative                                          33,546                   86,301
                                                           ------------              -----------
                                                                34,050                   86,805
                                                           ------------              -----------

Loss From Operations                                           (34,050)                 (86,805)

Taxes                                                                -                        -
                                                           ------------              -----------
Net Loss                                                   $   (34,050)              $  (86,805)
                                                           ============              ===========
Loss per share                                             $     (0.01)              $    (0.01)
                                                           ============              ===========
Average shares outstanding                                   5,861,900                5,861,900


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Years Ended December 31, 2001 and 2000

                                                                        Additional
                                           Common          Common      Contributed       Retained          Treasury
                                           Shares           Stock        Capital          Deficit            Stock           Total
                                        ------------     ---------    -------------    -------------     ----------      -----------
Balance January 1, 2000                   5,861,900      $  5,862     $  1,504,410     $ (1,739,760)     $  (4,760)      $ (234,248)

        Net Loss for the quarter                  -             -                -          (86,805)             -          (86,805)
                                        ------------     ---------    -------------    -------------     ----------      -----------
Balance December 31, 2000                 5,861,900         5,862        1,504,410       (1,826,565)        (4,760)        (321,053)

        Net Loss for the quarter                  -             -                -          (34,050)             -          (34,050)
                                        ------------     ---------    -------------    -------------     ----------      -----------
Balance December 31, 2001                 5,861,900      $  5,862     $  1,504,410     $ (1,860,615)     $  (4,760)      $ (355,103)
                                        ============     =========    =============    =============     ==========      ===========


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Years Ended December 31, 2001 and 2000

                                                                            2001                     2000
                                                                       ------------              -----------
Cash flows from operating activities
        Net Loss                                                       $   (34,050)              $  (86,805)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                     504                      504
        Increase in Accounts payable                                         1,001                    2,091
        Increase in Accrued fees                                            32,038                   77,550
                                                                       ------------              -----------
Cash flow used in operating activities                                        (507)                  (6,660)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                             -                    3,000
                                                                       ------------              -----------
Cash Flows Provided from Investing Activities                                    -                    3,000

Cash Flows Provided from Financing Activities                                    -                        -
                                                                       ------------              -----------

Net Increase in Cash and Cash Equivalents                                     (507)                  (3,660)

Cash and Cash Equivalents - Beginning                                          607                    4,267
                                                                       ------------              -----------

Cash and Cash Equivalents - Ending                                     $       100               $      607
                                                                       ============              ===========

See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                December 31, 2001

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

                                December 31, 2001

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

                                December 31, 2001

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

Pollard-Kelley Auditing Services, Inc.
Auditing Services
            3250 West Market Street Suite 307, Fairlawn, OH 44333 (330) 864-2265



                           Independent Auditors Report




Fremont Corporation
Ft Stockton, Texas

We have audited the Balance Sheet of Fremont Corporation, as of December 31, 2002 and 2001 and the related Statements of Income, Stockholders' Equity, and Statement of Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on my audits.

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

In our opinion, based on our audits, the financial statements referenced above present fairly, in all material respects, the financial position of Fremont Corporation as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

/s/Terance L. Kelley
--------------------
Terance L. Kelley
Certified Public Accountant
Fairlawn, Ohio
February 25, 2004

Fremont Corporation
Balance Sheets
December 31, 2002 and 2001

                                                                2002                     2001
                                                           ------------             ------------
                                     ASSETS

Current Assets
        Cash                                               $       532              $       100
        Accounts receivable affiliates                               -                        -
                                                           ------------             ------------
             Total Current Assets                                  532                      100

Fixed Assets
        Furniture                                                4,381                    4,381
        Less: Accumulated depreciation                          (4,381)                  (4,126)
                                                           ------------             ------------
                                                                     -                      255
                                                           ------------             ------------
             Total Assets                                  $       532              $       355
                                                           ============             ============

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                         4,490                    4,490
        Accrued fees                                           351,400                  350,968
                                                           ------------             ------------
             Total Current Liabilities                         355,890                  355,458

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862                    5,862
        Additional contributed capital                       1,504,410                1,504,410
        Retained deficit                                    (1,860,870)              (1,860,615)
                                                           ------------             ------------
        Treasury stock                                          (4,760)                  (4,760)
                                                           ------------             ------------
                                                              (355,358)                (355,103)
                                                           ------------             ------------
             Total Liabilities and Equity                  $       532              $       355
                                                           ============             ============

See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Years Ended December 31, 2002 and 2001


                                                                2002                    2001
                                                           ------------             ------------
Revenues
        Revenues                                           $         -              $         -

Expenses
        Depreciation                                               255                      504
        Administrative                                               -                   33,546
                                                           ------------             ------------
                                                                   255                   34,050

Loss From Operations                                              (255)                 (34,050)

Taxes                                                                -                        -
                                                           ------------             ------------
Net Loss                                                   $      (255)             $   (34,050)
                                                           ============             ============
Loss per share                                             $         -              $     (0.01)
                                                           ============             ============
Average shares outstanding                                   5,861,900                5,861,900


See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Years Ended December 31, 2002 and 2001

                                                                     Additional
                                    Common           Common         Contributed         Retained          Treasury
                                    Shares           Stock           Capital            Deficit            Stock            Total
                                 ------------      -----------    -------------       -------------      -----------    -----------
Balance January 1, 2001            5,861,900       $    5,862     $  1,504,410        $ (1,826,565)      $   (4,760)    $ (321,053)

        Net Loss                           -                -                -             (34,050)              -        (34,050)
                                 ------------      -----------    -------------       -------------      -----------    -----------
Balance December  31, 2001         5,861,900            5,862        1,504,410          (1,860,615)          (4,760)     (355,103)

        Net Loss                           -                -                -                (255)              -           (255)
                                 ------------      -----------    -------------       -------------      -----------    -----------
Balance December 31, 2002          5,861,900       $    5,862     $  1,504,410        $ (1,860,870)      $   (4,760)    $(355,358)
                                 ============      ===========    =============       =============      ===========    ===========

See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Years Ended December 31, 2002 and 2001


                                                                      2002                   2001
                                                                 --------------         --------------
Cash flows from operating activities
        Net Loss                                                 $        (255)         $     (34,050)
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                 255                    504
        Increase in Accounts payable                                         -                  1,001
        Increase in Accrued fees                                           432                 32,038
                                                                 --------------         --------------
Cash flow used in operating activities                                     432                   (507)

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                         -                      -
                                                                 --------------         --------------
Cash Flows Provided from Investing Activities                                -                      -

Cash Flows Provided from Financing Activities                                -                      -
                                                                 --------------         --------------
Net Increase in Cash and Cash Equivalents                                  432                   (507)

Cash and Cash Equivalents - Beginning                                      100                    607
                                                                 --------------         --------------
Cash and Cash Equivalents - Ending                               $         532          $         100
                                                                 ==============         ==============

See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                December 31, 2002

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

                                December 31, 2002

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

                                December 31, 2002

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