Form 10QSB
period 2003-06-30
WIRELESS FRONTIER INTERNET INC
filed 2004-05-28
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                Quarterly report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                             For the Quarters Ended:
                                 March 31, 2003
                                and June 30, 2003

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

         This report, which covers the fiscal quarters ended March 31 and June 30, 2003, is being filed in order to satisfy the Company's filing requirements with respect to such periods. Accordingly, unless otherwise stated, all of the information set forth in the report relates the Company's business and operations prior to the consummation of the transactions in September 2003. Furthermore, such information relates to business operations that have been discontinued since the consummation of the transactions in September 2003 and in no way reflect the Company's current business and operations. For a complete description of the Company's current business and operations see the Company's Form 10-KSB for the year ended December 31, 2003, as amended, as filed with the Securities and Exchange Commission on May 13, 2004.

     The financial statements included with this report were prepared as if the discontinued operations of Fremont Corporation had terminated before the fiscal year ended December 31, 1998. Accordingly, the financial statements included with this report are those of Fremont Corporation, the parent company only.

                        Wireless Frontier Internet, Inc.

                                TABLE OF CONTENTS

                                                                           Page

                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.............................................1
Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......17
Item 3.     CONTROLS AND PROCEDURES.........................................18

                           PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS...............................................18
Item 2.     CHANGES IN SECURITIES...........................................18
Item 3.     DEFAULTS UPON SENIOR SECURITIES.................................18
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ..........18
Item 5.     OTHER INFORMATION...............................................18
Item 6.     EXHIBITS AND REPORTS ON FORM 8-K................................19

SIGNATURES  ................................................................20

Pollard-Kelley Auditing Services, Inc..........................................
Auditing Services                                3250 West Market St, Suite 307,
                                                Fairlawn, OH 44333 330-864-2265


               Report of Independent Certified Public Accountants




Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of March 31, 2003 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the March 31, 2003 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
March 31, 2003


                          ASSETS
Current Assets
        Cash                                                     $   532
        Accounts receivable affiliates                                 -
                                                                       -

             Total Current Assets                                    532
                                                              -----------

             Total Assets                                       $    532
                                                              ===========

                  LIABILITIES AND EQUITY
Current Liabilities
        Accounts payable                                          4,490
        Accrued fees                                            351,400
                                                             ------------

             Total Current Liabilities                          355,890

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                  5,862
        Additional contributed capital                       1,504,410
        Retained deficit                                    (1,860,870)
        Treasury stock                                          (4,760)
                                                             -----------
                                                              (355,358)

             Total Liabilities and Equity                      $   532
                                                             ===========

                See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter Ended March 31, 2003

                                                         Current                 Year to
                                                         Quarter                  Date

Revenues
        Revenues                                        $      -                 $      -

Expenses
        Depreciation                                           -                        -
        Administrative                                         -                        -
                                                        ---------                ---------
                                                               -                        -
                                                        ---------                ---------

Loss From Operations                                           -                        -

Taxes                                                          -                        -
                                                        ---------                ---------

Net Loss                                                $      -                 $      -
                                                        =========                =========

Loss per share                                          $      -                 $      -
                                                        =========                =========

Average shares outstanding                             5,861,900                5,861,900

                 See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter Ended March 31, 2003

                                                                         Additional
                                    Common       Common          Contributed         Retained        Treasury
                                    Shares       Stock            Capital            Deficit          Stock              Total
                               --------------   --------------    --------------  --------------   --------------   --------------
Balance January 1, 2003            5,861,900         $ 5,862      $ 1,504,410       $(1,860,870)      $ (4,760)     $(355,358)

   Net Loss for the quarter                -               -                -                 -              -              -
                               --------------  --------------     --------------    --------------   --------------  --------------

Balance March 31, 2003             5,861,900         $ 5,862      $ 1,504,410       $(1,860,870)      $ (4,760)     $(355,358)
                               ==============  ==============     ==============    ==============   ==============  ==============

                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter Ended March 31, 2003

                                                                     Current                  Year to
                                                                    Quarter                    Date

Cash flows from operating activities
        Net Loss                                                    $       -                 $       -
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                  -                         -
        Increase in Accounts payable                                        -                         -
        Increase in Accrued fees                                            -                         -
                                                                    ------------             ------------
Cash flow used in operating activities                                      -                         -

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                        -                         -
                                                                    ------------             ------------
Cash Flows Provided from Investing Activities                               -                         -

Cash Flows Provided from Financing Activities                               -                         -
                                                                    ------------             ------------

Net Increase in Cash and Cash Equivalents                                   -                         -

Cash and Cash Equivalents - Beginning                                     532                       532
                                                                    ------------             ------------

Cash and Cash Equivalents - Ending                                   $    532                  $    532
                                                                    ============             ============

               See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                 March 31, 2003

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

                                 March 31, 2003

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

                                 March 31, 2003

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



               Report of Independent Certified Public Accountants


Fremont Corporation
Ft Stockton, Texas

We have reviewed the accompanying balance sheets of Fremont Corporation as of June 30, 2003 and the related statements of income, stockholders' equity, and cash flows for the quarter then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fremont Corporation.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we am not aware of any material modifications that should be made to the June 30, 2003 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Terance L Kelley
-------------------
Terance L Kelley
Certified Public Accountant
February 25, 2004
Fairlawn, Ohio

Fremont Corporation
Balance Sheets
June 30, 2003


                                     ASSETS

Current Assets
        Cash                                                     $    532
        Accounts receivable affiliates                                  -
                                                                ----------

             Total Current Assets                                     532
                                                                ----------

             Total Assets                                       $     532
                                                                ==========

                             LIABILITIES AND EQUITY

Current Liabilities
        Accounts payable                                            4,490
        Accrued fees                                              351,400
                                                                -----------

             Total Current Liabilities                            355,890

Equity
        Common stock, par value $.001,
          authorized 100,000,000 shares,
          outstanding 5,861,900                                     5,862
        Additional contributed capital                          1,504,410
        Retained deficit                                       (1,860,870)
        Treasury stock                                             (4,760)
                                                               ------------
                                                                 (355,358)

             Total Liabilities and Equity                       $     532
                                                               ============

                See accompanying notes and accountant's report.

Fremont Corporation
Income Statements
For the Quarter and Six Months Ended June 30, 2003

                                            Current                 Year to
                                             Quarter                  Date

Revenues
        Revenues                          $       -               $       -

Expenses
        Depreciation                              -                       -
        Administrative                            -                       -
                                          ----------             -----------
                                                  -                       -
                                          ----------             -----------

Loss From Operations                              -                       -

Taxes                                             -                       -
                                          ----------             -----------

Net Loss                                  $       -              $        -
                                          ==========             ===========

Loss per share                            $       -                     $ -
                                          ==========             ===========

Average shares outstanding                5,861,900               5,861,900


                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Stockholders' Equity
For the Quarter and Six Months Ended June 30, 2003

                                                                            Additional
                                           Common           Common         Contributed     Retained     Treasury
                                           Shares           Stock           Capital         Deficit       Stock          Total
                                       -------------   ------------     -------------   -----------    ---------      ----------
Balance January 1, 2003                   5,861,900      $   5,862      $ 1,504,410      $(1,860,870)   $ (4,760)      $(355,358)

        Net Loss for the quarter                  -              -                -                -           -               -
                                      --------------   ------------      ------------    -----------   ----------      ----------

Balance March 31, 2003                    5,861,900          5,862        1,504,410       (1,860,870)     (4,760)      (355,358)

        Net Loss for the quarter                  -              -                -                -           -              -
                                      --------------   ------------     -------------    ------------  ----------      ----------

Balance June 30, 2003                     5,861,900        $ 5,862      $ 1,504,410      $(1,860,870)   $ (4,760)     $(355,358)
                                      ==========       ============     =============    ============  ===========     ==========

                See accompanying notes and accountant's report.

Fremont Corporation
Statement of Cash Flows
For the Quarter and Six Months Ended June 30, 2003

                                                                       Current                  Year to
                                                                       Quarter                    Date

Cash flows from operating activities
        Net Loss                                                     $       -                  $       -
        Adjustments to reconciliation net loss to net
              cash provided by operating activities
              Depreciation                                                   -                          -
        Increase in Accounts payable                                         -                          -
        Increase in Accrued fees                                             -                          -
                                                                     -----------                ----------
Cash flow used in operating activities                                       -                          -

Cash Flows from Investing Activities
        Collection of Accounts receivable affiliates                         -                          -
                                                                     -----------                ----------
Cash Flows Provided from Investing Activities                                -                          -

Cash Flows Provided from Financing Activities                                -                          -
                                                                     -----------                ----------

Net Increase in Cash and Cash Equivalents                                    -                          -

Cash and Cash Equivalents - Beginning                                      532                         532
                                                                     -----------                -----------

Cash and Cash Equivalents - Ending                                   $     532                  $      532
                                                                     ===========                ===========


                See accompanying notes and accountant's report.

                      Fremont Corporation and Subsidiaries

                                  June 30, 2003

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

                                  June 30, 2003

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

                                  June 30, 2003

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

Results of Discontinued Operations

Results of discontinued operations for three months ended March 31, 2003 compared to results of discontinued operations for three months ended March 31, 2002.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended March 31, 2003 and March 31, 2002 amounted to $0. Expenses for the three months ended March 31, 2003 were $0, compared to expenses and a net loss of $64 for the three months ended March 31, 2002. For the three months ended March 31, 2003 and March 31, 2002, the net loss per share was $0.

Results of discontinued operations for three months ended June 30, 2003 compared to results of discontinued operations for three months ended June 30, 2002.

Revenues, Expenses and Net Loss

Revenues generated during the three months ended June 30, 2003 and June 30, 2002 amounted to $0. Expenses for the three months ended June 30, 2003 were $0, compared to expenses and a net loss of $64 for the three months ended June 30, 2002. For the three months ended June 30, 2003 and June 30, 2002 the net loss per share was $0.

Results of discontinued operations for six months ended June 30, 2003 compared to results of discontinued operations for six months ended June 30, 2002.

Revenues, Expenses and Net Loss

Revenues generated during the six months ended June 30, 2003 and June 30, 2002 amounted to $0. Expenses for the six months ended June 30, 2003 were $0, compared to expenses and a net loss of $128 for the six months ended June 30, 2002. For the six months ended June 30, 2003 and June 30, 2002, the net loss per share was $0.

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

                                            WIRELESS FRONTIER INTERNET, INC.
                                                (F/K/A FREMONT CORPORATION)

Dated:   May 27, 2004                  By:      /s/ Alex Gonzalez
                                                -------------------------------
                                                    Alex Gonzalez
                                            Chairman and Chief Executive Officer

Dated:   May 27, 2004                  By:      /s/ Sandy Landstrom
                                                -------------------------------
                                                    Sandy Landstrom
                                                   Chief Financial Officer