Form 10QSB
period 2004-06-30
WIRELESS FRONTIER INTERNET INC
filed 2004-08-18
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2004


                        WIRELESS FRONTIER INTERNET, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                0-08281                              76-0402866
---------------------------------------- ------------------------------------- -------------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)


         104 West Callaghan, Fort Stockton, Texas                79735
--------------------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (432) 336-0336
                                                            -------------


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

                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,807,520 common shares as of June 30, 2004.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                                            Page
                                                                                                                            ----
PART I   Financial Information
Item 1.  Condensed Consolidated Balance Sheets (unaudited) - As of June 30, 2004 and June 30, 2003.............................1
         Condensed Consolidated Statements of Operations (unaudited) - For the Three Months ended June 30, 2004 and 2003.......2
         Condensed Consolidated Statements of Cash Flows (unaudited) - For the Three Months ended June 30, 2004 and 2003.......3
         Notes to Condensed Consolidated Financial Statements (unaudited)......................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................................18

Item 3.  Controls and Procedures..............................................................................................20

PART II  Other Information

Item 1.  Legal Proceedings....................................................................................................21

Item 3.  Defaults Upon Senior Securities......................................................................................21

Item 4.  Exhibits and Reports on Form 8-K.....................................................................................21

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2004 and December 31, 2003

                                                ASSETS                                       June 30,            December 31,
                                                                                               2004                  2003
                                                                                            -----------          -----------
CURRENT ASSETS
     Cash                                                                                   $    86,602          $   226,324
     Accounts receivable                                                                        140,941              252,615
     Inventories                                                                                192,256              171,477
     Prepaid expenses and other current assets                                                  281,041                2,525
                                                                                            -----------          -----------
        Total Current Assets                                                                    700,839              652,941

PROPERTY AND EQUIPMENT, net                                                                   2,090,740            2,378,606

OTHER INTANGIBLE ASSETS, net                                                                  4,489,313            3,509,244
                                                                                            -----------          -----------

TOTAL ASSETS                                                                                $ 7,280,892          $ 6,540,791
                                                                                            ===========          ===========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                                2004                 2003
                                                                                            -----------          -----------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                  $ 1,041,604          $   672,394
     Current portion of debt                                                                  2,286,710              831,551
                                                                                            -----------          -----------
        Total Current Liabilities                                                             3,328,314            1,503,945

LONG-TERM DEBT                                                                                  708,465              616,772
                                                                                            -----------          -----------
     Total liabilities                                                                        4,036,779            2,120,717

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value, 100,000,000 shares                                          61,808               62,226
        authorized, 61,807,520 and 62,225,632 shares outstanding at
        June 30, 2004 and December 31, 2003 respectively
     Additional paid-in capital                                                               6,585,047            5,837,355
     Treasury stock                                                                              (2,026)              (4,760)
     Retained deficit                                                                        (3,400,716)          (1,474,747)
                                                                                            -----------          -----------
     Total shareholders' equity                                                               3,244,113            4,420,074
                                                                                            -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 7,280,892          $ 6,540,791
                                                                                            ===========          ===========

See accompanying notes to condensed consolidated financial statements

WIRELESS FRONTIER INTERNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended                         Six Months Ended
                                                      June 30,                                    June 30,
                                          ----------------------------------         ----------------------------------
                                              2004                  2003                 2004                  2003
                                          ------------          ------------         ------------          ------------
REVENUES:
  Equipment sales                         $    473,586          $     72,794         $    715,636          $     95,216
  Cost of equipment sales                      362,473                72,093              519,741                70,122
                                          ------------          ------------         ------------          ------------
    Gross profit equipment sales               111,113                   701              195,895                25,093

  Internet service                             786,479             1,304,325            1,572,884             1,771,125
  Cost of service                              333,779               271,004              640,178               656,979
                                          ------------          ------------         ------------          ------------
    Gross profit internet service              452,700             1,033,320              932,706             1,114,146

TOTAL GROSS PROFIT                             563,813             1,034,022            1,128,601             1,139,239

OTHER OPERATING EXPENSES:
  General and administrative                 1,179,923               829,825            2,327,581             1,122,882
  Amortization and depreciation                248,580                80,759              527,826               123,689
                                          ------------          ------------         ------------          ------------

INCOME (LOSS) FROM OPERATIONS                 (864,689)              123,438           (1,726,806)             (107,331)
INTEREST EXPENSE                               175,411                28,123              199,163                32,397
                                                                                                                      0
                                          ------------          ------------         ------------          ------------
NET LOSS                                  $ (1,040,101)         $     95,314         $ (1,925,969)         $   (139,728)
                                          ============          ============         ============          ============

NET LOSS PER COMMON SHARE:                $      (0.02)         $       0.00         $      (0.03)         $      (0.00)

COMMON SHARES OUTSTANDING:                  61,807,520            30,470,910           61,807,520            30,470,910

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003

                                                                                   2004                 2003
                                                                                -----------          -----------
OPERATING ACTIVITIES:
     Net income                                                                 $(1,925,969)         $  (139,728)
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                               513,443              110,223
        Stock issued for services                                                     2,734                    0
        Changes in operating assets and liabilities:
           Accounts receivable                                                      111,674             (737,215)
           Inventories                                                              (20,779)            (111,151)
           Prepaid expenses and other current assets                               (278,516)            (122,428)
           Accounts payable and accrued liabilities                                 369,209              260,828

                                                                                -----------          -----------
              Net cash (used in) provided by operating activities                (1,228,203)            (739,470)

INVESTING ACTIVITIES:
     Purchases of property and equipment                                           (519,581)          (1,408,208)

FINANCING ACTIVITIES:
     Proceeds from issuance of common equity                                         61,210            1,682,841
     Net borrowings on lines of credit and notes payable                          1,546,852              448,371
                                                                                -----------          -----------
              Net cash (used in) provided by financing activities                 1,608,062            2,131,212

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (139,722)             (16,466)
CASH AND CASH EQUIVALENTS, beginning of period                                      226,324              188,990
                                                                                -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                        $    86,602          $   172,524
                                                                                ===========          ===========

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                     $    56,494          $    32,397

See accompanying notes to condensed financial statements.

WIRELESS FRONTIER INTERNET, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period Ended June 30, 2004

                                                                               ADDITIONAL
                                                   NUMBER OF       COMMON      CONTRIBUTED   RETAINED      TREASURY
                                                    SHARES         STOCK         CAPITAL      DEFICIT       SHARES         TOTAL
                                                  -----------   -----------    -----------  -----------   -----------   -----------
BALANCE  January 1, 2003                            7,453,000   $     1,000    $   664,316  $  (220,472)  $        --   $   444,844

Recapitalize for stock split                        7,453,000        13,906        (13,906)          --            --            --

Shares sold                                         4,498,947         4,499      1,272,033           --            --     1,276,532

Acquisitions                                        4,272,765         4,273      3,835,805                                3,840,078

Merger with Fremont Corporation                     5,861,900         5,862             --     (543,011)       (4,760)     (541,909)

  Debt exchanged for stock in merger                  448,204           448        110,220           --            --       110,668

  Services in connection with merger                1,125,000         1,125             --           --            --         1,125

Net Loss for 2003                                          --            --             --     (711,264)           --      (711,264)
                                                  -----------   -----------    -----------  -----------   -----------   -----------
BALANCE December 31, 2003                          31,112,816        31,113      5,868,468   (1,474,747)       (4,760)    4,420,074


Acquisitions                                        1,997,584         1,998      1,142,993                                1,144,991

Treasury stock sold                                        --            --        106,806           --         2,734       109,540

Stock for services                                     90,909            91        104,909           --            --       105,000

Recapitalized for stock split                      33,201,309        33,201        (33,201)          --            --            --

Net loss for the Quarter                                   --            --             --     (885,868)           --      (885,868)
                                                  -----------   -----------    -----------  -----------   -----------   -----------
BALANCE March 31, 2004                             66,402,618   $    66,403    $ 7,189,975  $(2,360,615)  $    (2,026)  $ 4,893,737
                                                  ===========   ===========    ===========  ===========   ===========   ===========

Adjustments to prior Acquisitions                  (1,024,560)       (1,024)       (95,373)

Acquisitions                                           50,672            51         43,020                                   43,071

Stock for services                                    170,000           170           (170)

Sale back of Strategic Abstract Title Co Assets    (3,791,210)       (3,792)      (552,405)          --            --   (556,197.49)

Net loss for the Quarter                                   --            --             --   (1,040,101)           --    (1,040,101)
                                                  -----------   -----------    -----------  -----------   -----------   -----------
BALANCE June 30,2004                               61,807,520   $    61,808    $ 6,585,047  $(3,400,716)  $    (2,026)  $ 3,340,510
                                                  ===========   ===========    ===========  ===========   ===========   ===========

See accompanying notes to condensed financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

The Company was incorporated under the laws of the state of Texas on July 7, 1998 for the purpose of making equipment sales within the state of Texas and Colorado. On February 8, 2000 the controlling interest in the Company was purchased by Alex Gonzalez, CEO.

The current majority shareholder, on January 1, 2001 contributed the assets and operations of West-Tex Internet to the Company. At that time the Company also became an Internet Service Provider with about 475 customers in the Fort Stockton, Texas area.

The Company purchased on November 30, 2001 the assets and operations of Overland Network for $200,000. This purchase expanded the Company's Internet Service Provider area to include the Alpine, Fort Davis, Marathon and Marfa, Texas areas. The Company also obtained, for $5,000, a three-year covenant not to compete, within a 50-mile radius of the Company's operations including the areas purchased from the seller.

The Company purchased on May 31, 2002 the assets and operations of Brooks Data Consultants, Inc. for $245,000. This purchase expanded the Company's Internet Service Provider area to include the Terlingua, Presidio, Sanderson, Sheffield, Comstock, Big Bend National Park and Heath Canyon, Texas areas. The Company also obtained, for $5,000, a five-year covenant not to compete, within a 50-mile radius of the Company's operations including the areas purchased, from the seller.

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

All share amounts from this point on in the report have been adjusted for the March 31, 2003, 2 for 1 stock split.

On June 1, 2003, the Company entered into an agreement to purchase all the assets and assume certain liabilities of Momentum Online Computer Services, Inc. for 873,712 shares of common stock valued at $2,621,410. In December 2003, the purchase agreement and certain terms of the employment agreement entered into with Robert McClung, the CEO and principal shareholder of Momentum, were satisfied by the issuance of 138,430 shares and 800,000 shares, respectively, to Robert McClung increasing the total to 1,673,712 shares of common stock. This purchase expanded the Company's Internet Service Provider area to the Highway 281 of Texas corridor, which extends roughly from south of the Dallas, Fort Worth area to the north of San Antonio. The Company is presently involved in a lawsuit and other legal matters with the former owner of Momentum over the agreement and ownership of the assets purchased on June 1, 2003. See note 10 to notes to Consolidated Financial Statements.

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

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 4,166,640 shares of common stock valued at $680,600. The original agreement called for a purchase price of 416,664 shares of common stock. The acquisition was re-evaluated in January 2004 to 4,166,640 shares. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation. During the second quarter of 2004, the Company determined that the business of Strategic did not match the direction of the Company. The owner of Strategic is a shareholder of the Company. On June 9, 2004, the Company bought back 3,791,210 shares of the Company's common stock in exchange for the assets originally acquired plus 250,000 stock purchase warrants. The warrants have an exercise price of $0.25 per share. A gain of $12,481 was recorded to Additional Paid-in Capital, and not to income, since the original purchase and subsequent sale of these assets were effected using shares of the Company's common stock.

On or about July 1, 2003, the Company acquired all the outstanding shares of US Mex Communications and West Texas Horizons for 2,206,640 shares of the Company's common stock valued at $330,996 and the assumption of $51,000 in notes payable. The note was paid in full with the December 18, 2003 notes payable. The original agreement called for a purchase price of 220,664 shares of common stock. The acquisition was re-evaluated in January 2004 to 2,206,640 shares. The acquired company sells phone cards and provides pay phone services in Southwestern Texas. All assets, liabilities and operations have been transferred to Wireless Frontier Internet, Inc. (Texas), a wholly-owned subsidiary of the Company.

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

On February 9, 2004 the Company entered into an Agreement for Purchase and Sale of Stock with all the shareholders of Office Products Incorporated Computer Division, a Kansas Corporation for 3,905,514 shares of common stock. This agreement is effective January 1, 2004.

On March 17, 2004 the Company entered into an Asset Purchase Agreement for the purchase of the assets of BCOM.NET, INC. for 355,600 shares of common stock valued at $293,370. The agreement was effective on March 17, 2004.

On April 5, 2004 the Company entered into an Asset Purchase Agreement with RayTech Internet, Inc. to purchase certain assets and Internet subscribers of the Partnership. The purchase price was $10,000 and 50,672 shares of the Company's common stock. This purchase extends the Company's service to Big Springs, Texas on Interstate 20.


CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the six months ended June 30, 2004 for:


Interest                                                $56,494
Income taxes                                              -0-

INCOME TAXES

The Company accounts for income taxes under a method which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax return on the cash basis and its financial statements on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting. The Company has a net operating loss carry forward at June 30, 2004 of approximately $2,500,000.

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


The Company provides for amortization of purchased Customer Lists, which represents the value of Internet subscribers purchased, utilizing the straight-line method, to apportion costs over a 3 year estimated life.

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

NOTE -2 FIXED ASSETS

Fixed assets are summarized by major classifications as follows:

            June 30,                                  2004             2003
                                                   -----------      -----------
            Buildings                              $    90,000      $   375,000
            Equipment                                1,709,669        1,201,423
            Vehicles                                   521,131          466,334
                                                   -----------      -----------
                                                     2,320,800        2,042,757
            Accumulated Depreciation                  (765,522)        (311,791)
                                                   -----------      -----------
                                                   $ 1,555,278      $ 1,730,966
                                                   ===========      ===========

      Depreciation expense for the six months ended June 30, 2004 and 2003 was $349,582 and $91,645 respectively.

NOTE 3 - GOODWILL AND COVENANTS NOT TO COMPETE


      On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. The Company's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company's policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. At June 30, 2004 the Company's carrying value of goodwill totaled $3,904,092.


      On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. SFAS No. 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group exceeds its fair value. The Company's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future.


Goodwill and covenants not to compete are summarized by major classifications as follows:

              June 30,                                  2004           2003
                                                    -----------    -----------
              Goodwill                              $ 3,904,092    $ 2,877,246
              Customer Lists                            929,059        633,206
              Covenants not to compete                   10,000         10,000
                                                    -----------    -----------
                                                      4,843,151      3,520,452
              Less: Accumulated amortization           (353,838)       (69,349)
                                                    -----------    -----------
                                                    $ 4,489,313    $ 3,451,103
                                                    ===========    ===========

Amortization expense for the six months ended June 30, 2004 and 2003 was $178,244 and $32,044 respectively.

Future amortization expense for the next five years is as follows:

              2004                            $306,841
              2005                            $306,841
              2006                            $306,841
              2007                            $8,539
              2008                            $0


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

Assets Acquired were:
                  Cash                                                 $12,053
                  Accounts receivable                                  123,490
                  Inventory                                             26,717
                  Equipment and furniture                              280,425
                  Customer List                                        500,000
                  Goodwill                                           1,992,202
                                                                    ----------
                         Total Assets                               $2,934,887
                                                                    ==========
Liabilities Assumed were:
                  Accounts payable                                     $97,792
                  Accrued payroll                                       24,177
                  Accrued interest                                       1,123
                  Accrued taxes                                         17,891
                  Lines of credit                                       59,422
                  Notes payable                                         59,250
                  Long - Term debt                                      54,222
                                                                    ----------
                         Total Liabilities                          $  313,877
                                                                    ==========

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

Assets Acquired:
                  Customer List                                         $10,000
                  Goodwill                                              $32,072


On June 30, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 4,166,640 shares of common stock valued at $680,600. The original agreement called for a purchase price of 416,664 shares of common stock. The acquisition was re-evaluated in January 2004 to 4,166,640 shares. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation. On June 9, 2004, the Company bought back 3,791,210 shares of the Company's stock in exchange for the assets originally acquired plus 250,000 stock purchase warrants. The warrants have an exercise price of $0.25 per share.

Assets Acquired were:
                  Cash                                               $  15,425
                  Accounts receivable                                    3,161
                  Buildings                                            285,000
                  Equipment and furniture                              234,858
                  Goodwill                                              89,552
                                                                      --------
                         Total Assets                                 $628,996
                                                                      ========

On or about July 1, 2003, the Company acquired all the outstanding shares of US Mex Communications and West Texas Horizons for 2,206,640 shares of the Company's common stock valued at $330,996 and the assumption of $51,000 in notes payable. The note was paid in full with the December 18, 2003 notes payable. The original agreement called for a purchase price of 220,664 shares of common stock. The acquisition was re-evaluated in January 2004 to 2,206,640 shares. The acquired company sells phone cards and provides pay phone services in Southwestern Texas. All assets, liabilities and operations have been transferred to Wire Frontier Internet, Inc. (Texas), a wholly-owned subsidiary of the Company.

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



Assets Acquired:

                  Equipment and furniture                               $ 46,950
                  Customer List                                           35,000
                  Goodwill                                               133,050
                                                                        --------
                           Total                                        $215,000
                                                                        ========

Liabilities Assumed:
                  Note payable                                          $ 50,000
                                                                        ========


On February 9, 2004 the Company entered into an Asset Purchase Agreement with Office Products Incorporated, to purchase Internet subscribers, certain assets, and Computer Service customers d/b/a Office Products Incorporated Computer Division. The purchase price was 3,527,623 shares of the Company's common stock. In addition, 377,892 shares plus $275,000 was to be provided to pay for debt of $373,252 within 90 days of the signing of the agreement. These amounts have not been remitted by the Company as of August 16, 2004. The Company is in negotiations with the former owners over the final amounts due.

Assets Acquired:


                Inventory                                             $   95,657
                  Equipment and                                          207,034
                  furniture
                  Customer List                                          125,782
                  Goodwill                                               796,400
                                                                      ----------
                           Total                                      $1,224,873
                                                                      ==========

Liabilities Assumed:
                  Note payable                                        $  373,252
                                                                      ==========


On March 17, 2004 the Company entered into an Asset Purchase Agreement with BCOM.NET, INC to purchase certain assets and Internet subscribers of the Incorporation. The purchase price was 355,600 shares of the Company's common stock.

Assets Acquired:
                 Equipment and furniture                                $ 26,358
                  Customer List                                           82,000
                  Goodwill                                               185,012
                                                                        --------
                           Total                                        $293,370
                                                                        ========




On April 5, 2004 the Company entered into an Asset Purchase Agreement with RayTech Internet, Inc. to purchase certain assets and Internet subscribers of the Partnership. The purchase price was $10,000 and 50,672 shares of the Company's common stock. This purchase extends the Company's service to Big Springs, Texas on Interstate 20.

Assets Acquired:
                  Customer List                                          $53,071
NOTE 5 - DEBT

On November 14, 2002, the Company entered into a Line of Credit Agreement with a local bank for $170,000 due June 4, 2004. This loan was subsequently renewed and is now due on December 20, 2004. The interest rate is 6.75%. The loan is secured by all accounts and other rights to payments, inventories, equipment, instruments and chattel paper, general intangibles, documents, and deposit accounts owned by the Company. The majority shareholder and officer of the Company also guaranteed the loan. The balance due at June 30, 2004 was $170,000. The Company is on good terms with this lender and we have no reason to believe that this lender will not renew this loan in the future.

On June 1, 2003, in connection with the acquisition of Momentum, the Company assumed a Line of Credit Agreement dated November 11, 2002 with a local bank for $75,000 payable on demand and if no demand is made, then on November 22, 2003. The note was renewed in December 2003 when an interest payment was made and the new maturity date is June 19, 2004. The interest rate is 8.5%. The loan is secured by all monies the Company has on deposit with the bank. The note is guaranteed by the former shareholder of Momentum, who is also an Officer of the Company. At June 30, 2004 the balance outstanding for Wireless Frontier Internet under this agreement was $55,656.

In connection with the Momentum acquisition, on April 1, 2003 the Company entered into a loan agreement with an individual and shareholder for $59,250 for working capital funds advance to the Momentum since inception. The loan is due on demand with an 8% interest rate. Accruing interest is due monthly. The note is unsecured. The balance due at June 30, 2004 was $54,885.

On September 30, 2003 as part of the Xramp Agreement the Company agreed to pay $50,000. The agreement was satisfied in March 2004 by payment in full of the loan.

On December 18, 2003, the Company entered into a loan agreement with a Bank for $353,279. The interest rate varies at 2 points over the Wall Street Journal Prime Rate. The rate at June 30, 2004 was 6%. The Note was renewed and now matures on September 17, 2004. The note is secured by all vehicles, office equipment, accounts receivable, telephone equipment and all other assets. At June 30, 2004 the balance outstanding under this agreement was $328,279. The Company is on good terms with this lender and we have no reason to believe that this lender will not renew this loan in the future.

On February 9, 2004, the Company entered into an Agreement for Purchase and Sale of Stock with Office Products Incorporated, Computer Division. This agreement called for $373,252 to be paid in stock and cash within 90 days from the signing of the agreement. This amount has not been paid as of August 16, 2004. The Company is presently in discussions with the former owners concerning this amount. At June 30, 2004 the balance outstanding under this agreement was $373,252.

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.20 per share. Under the terms of the debentures, the noteholders had the option to convert the principal balance of the debentures, in whole or in part, into shares of the Company's common stock at a conversion price equal to $0.20 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. The Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.10 per share. The Company paid off the debt of $1,315,000 and interest of $142,668 with the proceeds of a Private Placement Offering on August 6, 2004. At June 30, 2004 the principal balance outstanding under these agreements was $1,315,000, with accrued interest and penalties $142,668. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share.

On May 30, 2002, the Company entered into a loan agreement with a local bank for $469,073. The loan calls for 24 monthly payments of $7,000, followed by 47 monthly payments of $8,500 and 1 payment of $11,603. All payments include interest at 6.75%, which varies with the Wall Street Journal Prime Rate. The loan is secured by all equipment, accounts receivable, and inventories whether now owned or hereafter acquired, wherever located. Certain shareholders and officers of the Company also guaranteed the loan. The balance due at June 30, 2004 was $362,890.

On January 8, 2003, the Company entered into a loan agreement with a local bank for $14,500. The loan calls for 30 monthly payments of $532 including interest. The initial interest was 7.5%, which varies with Wall Street Journal Prime Rate. The loan is secured by the vehicle purchased. Certain shareholders and officers of the Company also guaranteed the loan. The balance at June 30, 2004 outstanding under this agreement was $7,110.

On April 15, 2003, the Company entered into a loan agreement with a local bank for $88,340. The loan calls for 60 monthly payments of $1,566 plus interest. The initial interest was 6.75%, which varies with the Wall Street Journal Prime Rate. The loan is secured by the installation vehicles purchased. The majority shareholder and an officer of the Company also guaranteed the loan. The balance at June 30, 2004 outstanding under this agreement was $73,589.

On April 15, 2003, the Company entered into a loan agreement with a Finance Company for $28,394. The loan calls for 60 monthly payments of $473 including 0% interest. The loan is secured by the vehicle purchased. The majority shareholder and an officer of the Company also guaranteed the loan. The balance at June 30, 2004 outstanding under this agreement was $22,739.

On April 21, 2003, the Company entered into a loan agreement with a local Credit Union for $35,402. The loan calls for 60 monthly payments of $504 plus interest at 6.75%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guaranteed the loan. The balance outstanding at June 30, 2004 under this agreement was $29,498.

On April 21, 2003, the Company entered into a loan agreement with a Finance Company for $38,702. The loan calls for 60 monthly payments of $645 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guaranteed the loan. The balance at June 30, 2004 outstanding under this agreement was $31,588.

On April 21, 2003, the Company entered into a loan agreement with a Finance Company for $35,402. The loan calls for 60 monthly payments of $571 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guaranteed the loan. The balance at June 30, 2004 outstanding under this agreement was $28,261.

On May 1, 2003, the Company assumed a loan of an employee in exchange for the vehicle secured by the loan. The loan amount assumed was financed by a Finance Company and was for $32,005, the balance due at May 1, 2003. The loan calls for 40 additional monthly payments of $762 plus interest at 0%. The loan is secured by the installation vehicle purchased. The employee of the Company is still liable for the loan. The balance at June 30, 2004 outstanding under this agreement was $30,522.

On May 1, 2003, the Company entered into a loan agreement with a Finance Company for $40,546. The loan calls for 60 monthly payments of $676 plus interest at 0%. The loan is secured by the installation vehicle purchased. The majority shareholder and an officer of the Company also guaranteed the loan. The balance at June 30, 2004 outstanding under this agreement was $32,471.

In May 2003, the Company entered into a loan agreement with an individual for $90,000 effective to May 1, 2001 to purchase the Company's headquarters building in Fort Stockton, Texas. Rent paid since May 1, 2001 has been applied to the note and recorded as other income in the first quarter of 2003. The loan calls for 180 monthly payments of $900 including interest at 8.759%. The note is secured by the building. The balance at June 30, 2004 outstanding under this agreement was $76,296.

On June 1, 2003 in connection with the acquisition of Momentum the Company assumed the following loans:

On October 18, 2000 the Company entered into a loan agreement with a finance company for $25,860 to purchase a vehicle. The loan calls for 48 monthly payments of $658 including interest at 10.2%. The installation vehicle secures the note. A shareholder and officer of the Company also guaranteed the note. The balance at June 30, 2004 outstanding under this agreement was $2,569.

On April 16, 2001 the Company entered into a loan agreement with a finance company for $17,125 to purchase equipment. The loan calls for 36 monthly payments of $586 including interest at 15.9%. The equipment secures the note. A shareholder and officer of the Company also guaranteed the note. The balance at June 30, 2004 outstanding under this agreement was $0.

On July 10, 2001 the Company entered into a loan agreement with a local bank for $54,785 to purchase equipment. The loan is due on demand and if no demand is made, then 35 monthly payments of $1,771 including interest at 10.0%. The equipment secures the note along with funds that the Company has on deposit with the bank. A shareholder and officer of the Company also guaranteed the note. The balance at June 30, 2004 outstanding under this agreement was $4,552.

On December 30, 2002 the Company entered into a loan agreement with a finance company for $13,600 to purchase equipment. The loan calls for 36 monthly payments of $465 including interest at 15.9%. The equipment secures the note. The balance at June 30, 2004 outstanding under this agreement was $7,171.

Total Debt at June 30 is as follows:
                                                                   2004
         Debt                                                   $2,995,175
         Less Current portion                                   (2,286,710)
                                                                -----------
         Long-term debt                                         $  708,465
                                                                ==========

Maturities on long-term debt are as follows:
                  Year ending December 31,

                         2003                                  $147,730
                         2004                                 2,286,710
                         2005                                   135,379
                         2006                                   135,678
                         2007                                   108,586
                         Thereafter                             100,021


NOTE 6 - EMPLOYEE STOCK OPTION PLAN AND OTHER EMPLOYEE RELATED ACTIONS

The Board of Directors in their October 1, 2003 meeting agreed to allocate 20,000,000 shares to the Employee Stock Option Plan to be established later. There has been no further action as of this time.

On July 7, 2004, certain officers of Wireless Frontier Internet, Inc. (the "Company") contributed to the capital of the Company the number of issued and outstanding shares of the common stock, par value $0.001 per share (the "Common Stock"), of the Company set forth opposite his name below.

              Shareholder                           Number of Shares
              -----------                           ----------------
            Alex J. Gonzalez                           13,762,122
          Joe Chris Alexander                             883,334
         Ronald J. Marosko, Jr.                           883,334
            Jaime R. Velasco                            1,100,000


On June 7, 2004, the Company entered into employment agreements with the following officers of the Company: Alex J. Gonzalez, Joe Chris Alexander, Ronald
J. Marosko, Jr. and Kelly E. Simmons.

The Company approved the grant to certain of its officers of employee stock options to purchase the number of shares of Common Stock set forth opposite his name below. Each option will be vested immediately and be exercisable as follows: (i) 25% of such option shall become exercisable on December 31, 2004 at a price of $0.25 per share; (ii) an additional 25% of such option shall become exercisable on December 31, 2005 at a price of $0.31 per share; (iii) an additional 25% of such option shall become exercisable on December 31, 2006 at a price of $0.40 per share; and (iv) an additional 25% of such option shall become exercisable on December 31, 2007 at price of $0.50 per share. The exercise of these options will be conditioned upon the satisfaction of certain conditions set forth in each shareholder's respective option agreements.


              Shareholder                    Number of Options to be Granted
              -----------                    -------------------------------
            Alex J. Gonzalez                           13,762,122
          Joe Chris Alexander                             883,334
         Ronald J. Marosko, Jr.                           883,334
            Jaime R. Velasco                            1,100,000

NOTE 7 - EQUITY

In January 2004 the Company renegotiated all but one of the Company's acquisitions and most of its stock sale contracts entered into during 2003. The additional shares issued resulting from these negotiations is reflected in these financial statements as if they were issued at the time of the original contract.

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 4,166,640 shares of common stock valued at $680,600. The original agreement called for a purchase price of 416,664 shares of common stock. On June 9, 2004, the Company bought back 3,791,210 shares of the Company's stock in exchange for the assets originally acquired plus 250,000 stock purchase warrants. The warrants have an exercise price of $0.25 per share. The 3,791,210 shares were cancelled.

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.05 per share.

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


NOTE 9 - RELATED PARTY TRANSACTIONS

There are no significant related party transactions during the second quarter of 2004.

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

NOTE 11 - SUBSEQUENT EVENTS

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.20 per share. Under the terms of the debentures, the noteholders had the option to convert the principal balance of the debentures, in whole or in part, into shares of the Company's common stock at a conversion price equal to $0.20 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. The Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.10 per share. The Company paid off the debt of $1,315,000 and interest of $142,668 with the proceeds of a Private Placement Offering on August 6, 2004. At June 30, 2004 the principal balance outstanding under these agreements was $1,315,000, with accrued interest and penalties $142,668. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share.

The Company is in the process of raising capital through a Private Placement Offering of investment units, with each unit consisting of one share of the Company's common stock and a warrant to purchase one-half of one share of the Company's common stock. The Company has raised $2,648,962 through August 16, 2004. The proceeds of these funds were used primarily to repay the debentures mentioned above, and associated placement and legal fees. The maximum amount of the Private Placement Offering is $5 million. There are no assurances that the Company will be able to raise the maximum amount in the Private Placement Offering.


NOTE 12 - GOING CONCERN

The Company has not generated significant profits to date and has had difficulty repaying some of its debt. The Company's continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Results of operations for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

For the three months ended June 30, 2004, the Company generated $473,586 in equipment sales and $786,479 in Internet service revenue. For the three months ended June 30, 2003, the Company generated $72,794 in equipment sales revenue, and $1,304,325 in Internet service revenue. For the six month periods of 2004 and 2003, equipment sales were $715,636 and $95,216, respectively. Internet service revenue was $1,572,884 and $1,771,125 for the six months in 2004 and 2003, respectively. The increase in equipments sales is primarily from the acquisitions expanding our customer base. The decrease in internet service revenue reflects some large community network service grants that were recognized in the second quarter of 2003. This source of revenue was limited and was approximately $799,000 in that quarter compared to no revenue from community service network grants in the second quarter of 2004. For the six month periods of 2004 and 2003, the revenue from community service network grants was $122,000 and $799,000, respectively. Without this revenue source in the 2003 periods, the comparison with 2004 reflects an increase in subscriber revenue and other internet income due primarily from the acquisitions expanding our customer base.

The cost of sales for the three months in 2004 for equipment sales revenue was $362,473 which consists of purchasing equipment and accessories. The cost of sales for the three months in 2004 for Internet sales was $333,779 which consists of telephone lines, installation costs, rental costs, and service costs.

The gross profit margin for equipment sales was 23% for the three months ended June 30, 2004 compared to 1% for the three months ended in June 30, 2003. The increase in the Company's gross profit margin for equipment sales for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was due to the mix of sales with an increase of services sales resulting in a higher profit margin than equipment sales. The gross profit margin for Internet sales was 58% for the three months ended June 30, 2004 compared to 79% for the three months ended June 30, 2003. The higher margin in the quarterly and six month gross profit in 2003 is the result of some large community network service grants in the second quarter of 2003. There was very little additional cost incurred by the Company to perform the services under these grants and the corresponding gross margins reflect that. These grants are considered to be isolated opportunities for the Company and the Company has not received any additional grants in 2004.

The Company incurred total operations expenses of $1,428,602 for the three months ended June 30, 2004 compared to $910,584 for the three months ended June 30, 2003, a total increase of 57%. The major components of the expenses were as follows:

General and Administrative Expenses:               Three Months Ended  Three Months Ended      Percentage
                                                      June 30, 2004       June 30 ,2003          Change
                                                      -------------       -------------          ------
Advertising and promotion                             $     24,205         $   32,364             (25)%
Legal and professional                                     274,012             57,425             377%
Auto and travel                                             84,987             73,088              16%
Commissions and contract labor                              38,185             67,761             (44)%
Office expenses and supplies                                48,411             24,071             101%
Salary and wages                                           653,098            455,885              43%
Utilities                                                   34,781             25,545              36%

Amortization and depreciation:                             248,579             80,759             208%

The increase in the Company's expenses for three months ended June 30, 2004 compared to the same period in 2003 was primarily due to (i) an increase in legal and professional fees primarily due to the Company's merger with Fremont, the ongoing costs of operating as a public company, and the litigation with the former owner of Momentum; (ii) an increase in office expenses related to the growth in the number of personnel over the past 12 months; (iii) an increase in salaries and wages due to the hiring of additional staff from the Company's acquisition of additional companies, and due to the increase in staff required to manage the public company; and (iv) the increase of the depreciation and amortization costs with the acquisition of new companies. The Company believes that while the trend of losses may continue, 2004 expenses reflect investment in future operational capabilities as a company and management believes that revenues will increase without substantial expense increase. The Company has already taken steps to reduce the number of employees and to decrease operating expenses. The lawsuit involving Momentum has prevented the Company from making such changes to this operation even though the results from that operation are reported on the Company's books. The Company sustained a net loss of $1,040,200 for the three months ended June 30, 2004 as compared to net income of $95,314 for the same period in 2003. The net loss per share was ($0.02) for three months ended June 30, 2004 and earnings per share were $0.00 for the same period in 2003.

Liquidity and Capital Resources

         At June 30, 2004, we had working capital deficit of $2,627,474, due primarily to the current status of the $1,315,000 in debentures and another $1,345,000 in short-term loans. The debentures were repaid as of August 6, 2004 from funds raised in a Private Placement Offering that is still in progress as of August 16, 2004. Some of the remaining short-term debt may be retired depending on the success of the Private Placement Offering. We have historically sustained our operations and funded our capital requirements with the funds received from working capital loans received from various financial institutions, as well as the private placement of equity securities and debentures, as more fully described below. The Company is also applying for low interest loans and grants from various Federal agencies who are promoting the proliferation of broadband services throughout rural America. We believe that the Company qualifies for these loans and grants, but there is no guarantee that we will receive any funds from this effort.

         In order to reduce the number of shares outstanding, certain officers and founders of the Company contributed an aggregate of 16,628,790 shares to the Company that were subsequently cancelled on July 7, 2004. These officers were also awarded stock options to purchase up to 16,628,790 shares of the Company's common stock with escalating strike prices beginning at $0.25 per share.

         As of June 30, 2004, we had $86,602 in cash and $140,941 in accounts receivable that could be used in connection with funding our operations. However, the Private Placement Offering has generated additional cash reserves for the Company as of August 16, 2004. While the final amount to be received from this offering is unclear presently, we believe that we will receive additional funds to add to our cash reserves which should be sufficient to continue our operations over the next twelve months. If adequate funds are not available, we may be unable to repay the remaining short-term indebtedness or to grow and expand our business, in which case, there would be substantial doubt about our ability to continue as a going concern.

         As we generally obtain most of our funding from operations, a decrease in revenue could negatively impact our short and long term liquidity. We believe that the impact of inflation on our operations since our inception has not been material.

         In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.20 per share. Under the terms of the debentures, the noteholders had the option to convert the principal balance of the debentures, in whole or in part, into shares of the Company's common stock at a conversion price equal to $0.20 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. The Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.10 per share. The Company paid off the debt of $1,315,000 and interest of $142,668 with the proceeds of a Private Placement Offering on August 6, 2004. At June 30, 2004 the principal balance outstanding under these agreements was $1,315,000, with accrued interest and penalties $142,668. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share.


         We may need to obtain additional capital in the future. If the need arises, we may attempt to obtain funding through the use of various types of short-term funding, loans or working capital financing arrangements from banks or financial institutions. We may also be required to raise additional capital in public or private equity markets. Our ability to raise additional capital in public or private markets will depend primarily upon prevailing market conditions and the demand for our products and services. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. Please review "Note 5. - Debt" to the financial statements in this filing for a discussion of the Company's debt.


ITEM 3.           CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls

         The Company's principal executive and principal financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2004 and have concluded that such disclosure controls and procedures are adequate and effective based upon their evaluation as of such date to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the SEC's rules and forms.

      There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such officers, nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective action.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 1, 2003, Partners Alliance Group, Inc. ("PAG"), pursuant to that certain Asset Purchase Agreement, purchased the assets of Momentum in exchange for the issuance of shares of PAG. On November 10, 2003, Momentum filed a complaint against PAG in district state court for the State of Texas seeking rescission of the purchase agreement and restoration of the parties to their earlier positions prior to June 1, 2003, as if no agreement existed. Momentum's complaint alleges that PAG breached its contract as a result of the failure to deliver shares of common stock of PAG as required pursuant to the Asset Purchase Agreement. The court issued an injunction requiring that any revenue generated from the subject assets be placed in escrow and utilized to pay any outstanding invoices in connection with the use of the assets. In addition, the court also ordered mediation, which did not produce a resolution. On January 7, 2004, Momentum filed a Petition in Bankruptcy. The Bankruptcy Petition stayed all matters pending in state district court and all proceedings were transferred to the Bankruptcy court in Austin Texas. All legal issues are currently pending before the Bankruptcy Court. The management of the Company believes that Momentum's lawsuit is without merit and intends to vigorously defend this matter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.20 per share. Under the terms of the debentures, the noteholders had the option to convert the principal balance of the debentures, in whole or in part, into shares of the Company's common stock at a conversion price equal to $0.20 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. The Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.10 per share. The Company paid off the debt of $1,315,000 and interest of $142,668 with the proceeds of a Private Placement Offering on August 6, 2004. At June 30, 2004 the principal balance outstanding under these agreements was $1,315,000, with accrued interest and penalties $142,668. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share.


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following documents are filed as part of this report:

--------------  --------------------------------------------------------------------------------------------------
EXHIBIT NO.                                              DESCRIPTION
--------------  --------------------------------------------------------------------------------------------------
        4.1     Form of Subscription Agreement by and between the Company and each investor party thereto, entered into by the parties thereto as of July 23, 2004 and August 4, 2004
--------------  --------------------------------------------------------------------------------------------------
        4.2     Form of Common Stock Purchase Warrant by and between the Company and each holder thereto, issued on
                July 23, 2004 and August 4, 2004
--------------  --------------------------------------------------------------------------------------------------
        4.3     Form of Common Stock Purchase Warrant by and between the Company and Casimir Capital, LP, issued on
                July 23, 2004 and August 4, 2004
--------------  --------------------------------------------------------------------------------------------------
        4.4     Form of Letter Agreement, dated as of July 29, 2004, by and between the Company and the holders of convertible debentures of the Company
--------------  --------------------------------------------------------------------------------------------------
        4.5     Letter Agreement, dated as of July 7, 2004, by and between the Company and Alex J. Gonzalez
--------------  --------------------------------------------------------------------------------------------------
        4.6     Letter Agreement, dated as of July 7, 2004, by and between the Company and Joe Chris Alexander
--------------  --------------------------------------------------------------------------------------------------
        4.7     Letter Agreement, dated as of July 7, 2004, by and between the Company and Ronald J. Marosko, Jr.
--------------  --------------------------------------------------------------------------------------------------
        4.8     Letter Agreement, dated as of July 7, 2004, by and between the Company and Jaime R. Velasco
--------------  --------------------------------------------------------------------------------------------------
        10.1    Form of Registration Rights Agreement by and between the Company and each investor party thereto, entered into by the parties thereto as of July 23, 2004 and August 4, 2004
--------------  --------------------------------------------------------------------------------------------------
        31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------  --------------------------------------------------------------------------------------------------
        31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------  --------------------------------------------------------------------------------------------------
        32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------  --------------------------------------------------------------------------------------------------
        32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------  --------------------------------------------------------------------------------------------------

(b)   Reports on Form 8-K


      (1) We filed a Current Report on Form 8-K dated June 16, 2004 in which we reported under Item 5 the following:

            a. Certain officers contributed 16,628,790 common shares to the Company.
            b. The saleback of certain assets related to Strategic Abstract & Title Corporation, in which the Company cancelled 3,791,210 common shares.
            c.    The employment agreements of certain officers of the Company.
            d.    The grant of stock options to certain officers.
            e.    The extension of the maturity date of the debentures.
            f. The announcement of a new CFO for the Company and the change of status of another officer.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WIRELESS FRONTIER INTERNET, INC.



                                By: /s/ Alex Gonzalez
                                    -------------------------------------------
                                    Name: Alex Gonzalez
                                    Title: Chairman and Chief Executive Officer

                                    Date: August 18, 2004