Form 10QSB
period 2004-09-30
WIRELESS FRONTIER INTERNET INC
filed 2004-11-22
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2004


                        WIRELESS FRONTIER INTERNET, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)



======================================== ===================================== =====================================
               Delaware                                0-08281                              76-0402866
---------------------------------------- ------------------------------------- -------------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)
======================================== ===================================== =====================================

           104 West Callaghan, Fort Stockton, Texas               79735
           ----------------------------------------               -----
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

                                   Yes     No  X
                                      ----   ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,507,787 common shares as of October 31, 2004.

Transitional Small Business Disclosure Format (check one):

                                   Yes     No  X
                                      ----   ----

                                TABLE OF CONTENTS

                                                                                           Page

PART I        Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
              As of September 30, 2004 (unaudited) and December 31, 2003.................... 3

              Unaudited Condensed Consolidated Statements of Operations
              For the Three Months and Nine Months ended September 30, 2004 and 2003........ 4

              Unaudited Condensed Consolidated Statements of Cash Flows
              For the Nine Months ended September 30, 2004 and 2003......................... 5

              Notes to Unaudited Condensed Consolidated Financial Statements................ 7

Item 2.       Management's Discussion and Analysis of Plan of Operation..................... 13

Item 3.       Controls and Procedures....................................................... 17

PART II       Other Information

Item 1.       Legal Proceedings............................................................. 17

Item 3.       Defaults Upon Senior Securities............................................... 17

Item 6.       Exhibits and Reports on Form 8-K.............................................. 18

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003

                                                            ASSETS             2004              2003
                                                                           ------------      ------------
                                                                            (unaudited)
CURRENT ASSETS
     Cash                                                                  $    200,708      $    226,324
     Accounts receivable                                                        130,782           252,615
     Inventories                                                                195,747           171,477
     Prepaid expenses and other current assets                                  169,966             2,525
                                                                           ------------      ------------
        Total Current Assets                                                    697,203           652,941

PROPERTY AND EQUIPMENT, net                                                   2,014,274         2,378,606

OTHER INTANGIBLE ASSETS, net                                                  4,394,365         3,509,244
                                                                           ------------      ------------

TOTAL ASSETS                                                               $  7,105,842      $  6,540,791
                                                                           ============      ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               2004              2003
                                                                           ------------      ------------
CURRENT LIABILITIES

     Accounts payable and accrued expenses                                 $    395,933      $    672,394

     Current portion of debt                                                    974,587           831,551
                                                                           ------------      ------------
        Total Current Liabilities
                                                                              1,370,520         1,503,945


LONG-TERM DEBT                                                                  554,888           616,772
                                                                           ------------      ------------
     Total liabilities                                                        2,120,717
                                                                                                1,925,408

STOCKHOLDERS' EQUITY

     Common stock, $0.001 par value, 100,000,000 shares authorized,              66,508            62,226
     66,507,787 and 62,225,632 shares issued at September 30, 2004 and December 31, 2003 respectively
     Additional paid-in capital                                              10,743,737         5,837,355
     Accumulated deficit                                                     (5,627,785)       (1,474,747)
                                                                           ------------      ------------
                                                                                                4,424,834
                                                                                                5,182,460
     Less common stock in treasury at cost:
     2004 - 943,308 shares
     2003 - 1,323,308 shares                                                     (2,026)           (4,760)
                                                                           ------------      ------------

     Total stockholders' equity                                               5,180,434         4,420,074
                                                                           ------------      ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  7,105,842      $  6,540,791
                                                                           ============      ============

See accompanying notes to condensed consolidated financial statements

WIRELESS FRONTIER INTERNET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                      September 30,
                                                    ------------------------------      ------------------------------
                                                         2004             2003              2004             2003
                                                    ------------      ------------      ------------      ------------
REVENUES:

                Equipment sales                     $    214,585      $     66,883      $    930,221      $    105,344
                Cost of equipment sales                  137,692            53,602           657,433           123,725
                                                    ------------      ------------      ------------      ------------
                  Gross profit equipment sales            76,893            13,281           272,788           (18,381)

                Internet service                         720,386           920,353         2,293,270         2,691,477
                Cost of service                          342,134           353,737           982,312         1,010,715
                                                    ------------      ------------      ------------      ------------
                  Gross profit internet service          378,252           566,616         1,310,958         1,680,762

TOTAL GROSS PROFIT                                       455,145           579,897         1,583,746         1,662,381

OTHER OPERATING EXPENSES:
                General and administrative               822,463           914,517         3,146,476         2,031,650
                Depreciation and amortization            191,247           141,383           687,744           265,072
                                                    ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                           (558,565)         (476,003)       (2,250,474)         (634,341)
INTEREST EXPENSE                                       1,022,382            13,165         1,879,045            45,562

                                                    ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                                  (1,580,947)         (489,168)       (4,129,519)         (679,903)
OTHER INCOME (LOSS)                                                        432,694           (23,519)          483,656

                                                    ------------      ------------      ------------      ------------
NET LOSS                                            $ (1,580,947)     $    (56,474)     $ (4,153,038)     $   (196,247)
                                                    ============      ============      ============      ============

BASIC  AND DILUTED NET LOSS PER COMMON SHARE        $      (0.03)     $      (0.00)     $      (0.07)     $      (0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON

                SHARES OUTSTANDING                    59,455,843        45,094,236        62,399,807        42,059,374

See accompanying notes to condensed consolidated financial statements.

WIRELESS FRONTIER INTERNET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003

                                                                                   2004             2003
                                                                               -----------      -----------
OPERATING ACTIVITIES:
      Net loss                                                                 $(4,153,038)     $  (196,247)
      Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                              687,744          265,072
        Stock issued for services                                                   70,103                0
        Beneficial conversion feature treated as interest                          986,250                0
        Amortization of loan discount related to detachable warrants               657,500                0
        Loss (Gain) on sale of assets                                               23,519           (5,793)
        Changes in operating assets and liabilities:
           Decrease (Increase) in accounts receivable                              121,833         (573,123)
           Decrease (Increase) in inventories                                       71,387         (252,347)
           (Increase) in prepaid expenses                                         (167,442)         (94,471)
           (Decrease) Increase in accounts payable and accrued liabilities        (259,315)         259,984
                                                                               -----------      -----------
              Net cash used by operating activities                             (1,961,459)        (596,925)

INVESTING ACTIVITIES:
     Purchases of property and equipment                                          (303,690)        (908,940)

FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                  2,399,459        1,251,536
     Net proceeds from sale of treasury stock                                      109,540                0
     Net proceeds from issuance of debentures                                    1,315,000                0
     Payments on debentures and notes payable                                   (1,584,467)         268,480
                                                                               -----------      -----------
              Net cash provided by financing activities                          2,239,532        1,520,016

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (25,616)          14,151
CASH AND CASH EQUIVALENTS, beginning of period                                     226,324          188,990
CASH ACQUIRED FROM ACQUISITION                                                           0           12,053
                                                                               -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                       $   200,708      $   215,194
                                                                               ===========      ===========




SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                    $   248,030      $    31,273

     Non-cash activity:
       Acquisitions:
       Assets:
        Accounts receivable                                                    $         0      $   123,490
        Inventories                                                                 95,657           26,717
        Property and equipment                                                     233,392          280,425
        Intangible assets                                                          260,853          545,000
        Goodwill                                                                   966,798        3,173,872
                                                                               -----------      -----------
                                                                                 1,556,700        4,149,504
       Liabilities:
        Accounts payable and accrued expenses                                            0          191,983
        Debt                                                                       350,619          493,576
                                                                               -----------      -----------
       Net assets acquired for stock                                           $ 1,206,081      $   685,559
                                                                               ===========      ===========

       Sale of assets acquired in prior acquisition:
          Property and equipment, net                                          $   466,648
          Intangible assets and Goodwill, net                                       89,552
                                                                               -----------
       Stock reacquired                                                        $   556,200
                                                                               ===========

       Other transactions, net                                                 $    17,147
                                                                               ===========

See accompanying notes to condensed consolidated financial statements.

WIRELESS FRONTIER INTERNET, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by Wireless Frontier Internet, Inc. and subsidiary (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments, of a normal recurring nature, that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2003. Results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

NOTE 2. INTANGIBLE ASSETS

Intangible assets are summarized by major classifications as of September 30, 2004 as follows:

     Customer Lists                               $  929,059
     Covenants not to compete                         10,000
                                                  ----------
                                                     939,059
     Less: Accumulated amortization                 (434,172)
                                                  ----------
                                                     504,887
     Goodwill                                      3,889,478
                                                  ----------
     Total                                        $4,394,365
                                                  ==========

The Company has no tax deductible Goodwill.

NOTE 3. ACQUISITIONS

On June 30, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 4,166,640 shares of common stock valued at $680,600. The original agreement called for an issuance of 416,664 shares of common stock. The number of shares issued was revalued in January 2004 to 4,166,640 shares. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation. On June 9, 2004, the Company sold the assets and business for 3,791,210 of the shares issued at the time of the acquisition plus 250,000 5-year stock purchase warrants that are exercisable at $0.25 per share. The value of the shares was $568,862 and the value of the warrants was $36,000. A loss of $23,519 was recorded on the sale.

On February 9, 2004, the Company entered into an Asset Purchase Agreement with Office Products Incorporated, Computer Division ("OPI") to purchase Internet subscribers, certain assets, and computer service customers. The number of shares issued was 3,527,623 shares of the Company's common stock. The Company also issued the seller a note for $350,619 to be paid $20,000 plus 10% interest per month. The assets acquired were as follows:


          Inventory                    $   95,657
          Equipment and                   207,035
          furniture
          Customer List                   125,782
          Goodwill                        781,786
                                       ----------
                   Total               $1,210,260
                                       ==========

Had the operations of OPI been included in the Company's statements of operations for the nine months ended September 30, 2004 and 2003, respectively, the pro forma revenues, losses and related per share data would have been as follows:

                                                               2004               2003
                                                           -----------        -----------
     Pro forma revenue                                     $ 4,165,226        $ 3,504,379
     Pro forma loss                                        $(4,264,398)       $  (330,705)
     Pro forma earnings per share, basic and diluted       $     (0.07)       $     (0.01)

On March 17, 2004, the Company entered into an Asset Purchase Agreement with BCOM.NET, INC to purchase certain assets and Internet subscribers of BCOM.NET, INC. This purchase extends the Company's service to an area south of San Antonio, Texas. The Company issued 355,600 shares of common stock to acquire these assets. The supplemental pro forma information required by FAS 141 has been omitted as such amounts are considered to be immaterial. The assets acquired were as follows:

          Equipment and furniture                             $ 26,358
          Customer List                                         82,000
          Goodwill                                             185,012
                                                              --------
                   Total                                      $293,370
                                                              ========

On April 5, 2004 the Company entered into an Asset Purchase Agreement with RayTech Internet, Inc. to purchase certain assets and Internet subscribers. The Company paid $10,000 in cash and issued 50,672 shares of the Company's common stock to acquire these assets. This purchase extends the Company's service to Big Springs, Texas. The supplemental pro forma information required by FAS 141 has been omitted as such amounts are considered to be immaterial. The assets acquired were as follows:

          Customer List                                        $53,071


NOTE 4. DEBT

On November 14, 2002, the Company entered into a Line of Credit Agreement with a local bank for $170,000 due June 4, 2004. This loan was subsequently renewed and is now due on December 20, 2004. The interest rate is 6.75%. The loan is secured by all accounts and other rights to payments, inventories, equipment, instruments and chattel paper, general intangibles, documents, and deposit accounts owned by the Company. The majority stockholder and officer of the Company also guaranteed the loan. The balance at September 30, 2004 was $171,232.

As part of the Xramp agreement on September 30, 2003, the Company issued a note to pay the owners of Xramp $50,000. The loan was paid in March 2004.

On December 18, 2003, the Company entered into a loan agreement with a bank for $353,279. The interest rate varies at 2 points over the Wall Street Journal Prime Rate. The rate was 6.75% at September 30, 2004. The note was renewed and now matures on March 23, 2005. The note is secured by all vehicles, office equipment, accounts receivable, telephone equipment and all other assets. The balance outstanding was $318,279 at September 30, 2004.

The Company issued a note for $350,619 in connection with the acquisition of Office Products Incorporated, Computer Division. This note is to be paid in monthly installments of $20,000 principal plus 10% interest until the balance of this note is repaid. The balance outstanding was $260,620 at September 30, 2004.

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay the debentures. The Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.05 per share. The Company paid the debentures plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share. The Company also reported non-cash interest expense of $657,500 related to a discount of the debentures for the purchase warrants issued and subsequently repriced, and non-cash interest expense of $986,250 for the beneficial conversion feature resulting from the reduction in the conversion price at the maturity of the debentures.

On May 30, 2002, the Company entered into a loan agreement with a bank for $469,073. The loan calls for 24 monthly payments of $7,000, followed by 47 monthly payments of $8,500 and 1 payment of $16,901. All payments include interest which varies with the Wall Street Journal Prime Rate plus 2 percentage points (6.75% at September 30, 2004). The loan is secured by all equipment, accounts receivable, and inventories whether now owned or hereafter acquired, wherever located. Certain stockholders, an employee and an officer of the Company also guaranteed the loan. The balance due was $336,726 at September 30, 2004.

On January 8, 2003, the Company entered into a loan agreement with a bank for $14,500. The loan calls for 30 monthly payments of $532 including interest at the Wall Street Journal Prime Rate plus 2 percentage points. The initial interest was 6.75%. The loan is secured by the vehicle purchased. Certain stockholders and officers of the Company also guarantee the loan. The balance outstanding was $5,158 at September 30, 2004.

On April 15, 2003, the Company entered into a loan agreement with a bank for $88,340. The loan calls for 60 monthly payments of $1,566 plus interest at the Wall Street Journal Prime Rate plus 2 percentage points. The initial interest was 6.75%. The loan is secured by the installation vehicles purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $67,972 at September 30, 2004.

On April 15, 2003, the Company entered into a loan agreement with a finance company for $28,394. The loan calls for 60 monthly payments of $473. The loan is secured by the vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $20,822 at September 30, 2004.

On April 21, 2003, the Company entered into a loan agreement with a credit union for $35,402. The loan calls for 60 monthly payments of $504 plus interest at 6.75%. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $27,390 at September 30, 2004.

On April 21, 2003, the Company entered into a loan agreement with a finance company for $38,702. The loan calls for 60 monthly payments of $645 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $29,944 at September 30, 2004.

On April 21, 2003, the Company entered into a loan agreement with a finance company for $34,592. The loan calls for 60 monthly payments of $571 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $26,797 at September 30, 2004.

On May 1, 2003, the Company assumed a loan of an employee in exchange for the vehicle secured by the loan. The loan amount assumed was financed by a finance company and was for $32,005, the balance due at May 1, 2003. The loan calls for 40 additional monthly payments of $762. The loan is secured by the installation vehicle purchased. The employee of the Company is still liable for the loan. The balance outstanding was $26,673 at September 30, 2004.

On May 1, 2003, the Company entered into a loan agreement with a finance company for $40,546. The loan calls for 60 monthly payments of $676. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $29,734 at September 30, 2004.

In May 2003, the Company entered into a loan agreement with an individual for $90,000, effective to May 1, 2001 to purchase the Company's headquarters building in Fort Stockton, Texas. Rent paid since May 1, 2001 has been applied to the note and recorded as other income in the first quarter of 2003. The loan calls for 180 monthly payments of $900 including interest at 8.759%. The note is secured by the building. The balance outstanding was $75,297 at September 30, 2004.

In connection with the acquisition of Momentum Online Computer Services, Inc. ("Momentum") on June 1, 2003, the Company assumed the following loans:

      Line of Credit dated November 11, 2002 with a local bank for $75,000 payable on demand and if no demand is made, then on November 22, 2003. The note was renewed in December 2003 when an interest payment was made and the new maturity date is June 19, 2004. The interest rate is 8.5%. The loan is secured by all monies the Company has on deposit with the bank. The note is guaranteed by a stockholder of Momentum. The balance outstanding was $55,656 at September 30, 2004.

      A loan with an individual and stockholder for $59,250 for working capital funds advanced to Momentum since inception. The loan is due on demand with an interest rate of 8% due monthly. The note is unsecured. The balance outstanding was $54,203 at September 30, 2004.

      A loan with a finance company for $25,860 to purchase a vehicle. The loan calls for 48 monthly payments of $658 including interest at 10.2%. The installation vehicle secures the note. A stockholder and employee of the Company also guarantee the note. The balance outstanding was $4,543 at September 30, 2004.

      A loan with a bank for $54,785 to purchase equipment. The loan is due on demand and if no demand is made, in 35 monthly payments of $1,771 including interest at 10.0%. The equipment secures the note along with funds that Momentum has on deposit with the bank. A stockholder and officer of Momentum also guaranteed the note. The balance outstanding was $9,865 at September 30, 2004.

      A loan with a finance company for $13,600 to purchase equipment. The loan calls for 36 monthly payments of $465 including interest at 15.9%. The equipment secures the note. The balance outstanding was $8,566 at September 30, 2004.

NOTE 5. EMPLOYEE STOCK OPTION PLAN AND OTHER EMPLOYEE RELATED ACTIONS

In their October 1, 2003 meeting, the Board of Directors agreed to allocate 20,000,000 shares to the Employee Stock Option Plan to be established later. There have been no options issued in connection with this plan.

On July 7, 2004, certain officers of the Company contributed to the capital of the Company the number of issued and outstanding shares of the common stock, par value $0.001 per share, of the Company set forth opposite his name below. The contribution of these shares was accounted for through a reduction in the Common Stock account with a corresponding increase in Additional Paid-in Capital at par value.

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

On June 7, 2004, the Company entered into employment agreements with the following employees of the Company: Alex J. Gonzalez, Joe Chris Alexander, Ronald J. Marosko, Jr. and Kelly E. Simmons.

The Company approved the grant to certain of its employees of employee stock options to purchase the number of shares of Common Stock set forth opposite his name below. Each option will be exercisable as follows: (i) 25% of such option shall become exercisable on December 31, 2004, at a price of $0.25 per share;
(ii) an additional 25% of such option shall become exercisable on December 31, 2005, at a price of $0.31 per share; (iii) an additional 25% of such option shall become exercisable on December 31, 2006, at a price of $0.40 per share; and (iv) an additional 25% of such option shall become exercisable on December 31, 2007, at price of $0.50 per share. The exercise of these options will be conditioned upon the satisfaction of certain conditions set forth in each shareholder's respective option agreements.

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

Based on the provisions of APB 25, there was no intrinsic value of the options granted on July 7, 2004, and therefore, no compensation expense was recorded. The fair value of the options was approximately $2,350,000 on July 7, 2004. The fair value of the stock contributed to the Company which gave rise to the issuance of the options was approximately $2,500,000 on July 7, 2004 based on the quoted market price. As a result, there was no compensation expense associated with the granting of the options. Therefore, no disclosure is required of the pro forma information as provided for by SFAS 148. The following assumptions were used for the grant of the options to the employees to compute the fair value of the options using the Black-Scholes option-pricing model: dividend yield of 0%; expected volatility of 183.0%; risk free interest rate of 3.66%; and expected life of 5 years.

NOTE 6. STOCKHOLDERS' EQUITY

In January 2004, the Company revalued the number of shares of common stock issued to stockholders in connection with certain acquisitions and investments in the Company that occurred during 2003. The original number of shares issued for these transactions in 2003 was 1,128,872. The number of shares issued as a result of this revaluation was 10,159,848, resulting in the total number of shares issued for these transactions of 11,288,720. The issuance of these shares was accounted for through an increase in the Common Stock account with a corresponding decrease in Additional Paid-in Capital at par value.

During the first quarter and second quarter of 2004, The Company issued stock for the compensation of certain legal and consulting services. The shares issued in the first quarter were 181,818, and the shares issued in the second quarter were 170,000. The services were valued at $36,364 in the first quarter, and $34,000 in the second quarter. The issuance of these shares was accounted for each quarter through an increase in the Common Stock account at par value and an increase in Additional Paid-in Capital for the remainder of the value of the services.

On July 7, 2004, certain officers of the Company contributed 16,628,790 shares of common stock to the capital of the Company. The contribution of these shares was accounted for through a reduction in the Common Stock account with a corresponding increase in Additional Paid-in Capital at par value.

In July through September 2004, the Company completed a private placement transaction in which 21,763,890 shares of common stock and warrants to purchase up to 10,881,913 shares of common stock were issued. Common stock can be purchased with these warrants for $0.15 per share. The Company received approximately $3,264,592 from this placement; the proceeds of which were used to repay the debentures plus interest mentioned above, and $865,133 was used to pay placement agent and legal fees.

NOTE 7. LITIGATION

On November 10, 2003, Momentum filed a complaint against the Company in state district court for the State of Texas in relation to the asset purchase agreement the Company entered into with Momentum on June 1, 2003. The complaint alleges the Company breached its contract as a result of the failure to deliver shares of common stock of the Company as required pursuant to the asset purchase agreement. The court issued an injunction requiring that any revenue generated from the subject assets be placed in escrow and utilized to pay any outstanding invoices in connection with the use of the assets. The assets acquired, liabilities assumed, revenue generated, and associated expenses are included in these financial statements since the acquisition date. The revenues and expenses generated by Momentum and included in the accompanying statement of operations during the nine months ended September 30, 2004 were $1,086,909 and $1,074,493, respectively. The assets and liabilities related to Momentum that are included on the balance sheet at September 30, 2004 are in the following table:

       Assets:
              Cash                                                $   66,128
              Accounts receivable                                    133,299
              Inventory                                               30,584
              Equipment and furniture                                175,604
              Other assets                                            44,600
              Customer List                                          291,666
              Goodwill                                             1,992,202
                                                                  ----------
                     Total Assets                                 $2,734,083
                                                                  ==========
       Liabilities:
              Accounts payable and accrued liabilities            $  225,328
              Notes payable                                          234,724
                                                                  ----------
                     Total Liabilities                            $  460,052
                                                                  ==========

On January 6, 2004, Momentum filed for voluntary bankruptcy in Federal Bankruptcy Court. This action stopped the proceeding in state court until a hearing on the Company's holdings can be heard. On October 4, 2004, the parties appeared before a Bankruptcy Court appointed mediator, but did not resolve the dispute. There is a new hearing set by the court on December 8, but it is unclear at this point when this matter will be resolved. The Company believes that Momentum's lawsuit is without merit and intends to vigorously defend the matter.

NOTE 8. GOING CONCERN

The Company has a history of losses, negative cash flows and has had some difficulty meeting the terms of some of its debt instruments. As of September 30, 2004, the Company had a working capital deficit of $673,317. The Company's continuation as a going concern depends upon its ability to attain profitable operations and to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The steps that the Company is taking to alleviate the deficiency of capital includes a focus on increasing revenues, the reduction of staff, selling of unnecessary equipment such as vehicles, the implementation of new selling practices that are less expensive than traditional media marketing, and the raising of additional debt or equity capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

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

The Company has focused its marketing efforts on providing wireless broadband access services to customers located in rural areas of Texas and Kansas and then throughout the United States. The Company will also focus on cities of less than 150,000 inhabitants. As the Company positions itself as a high quality service provider, it offers network reliability complemented by quality customer support.

As part of its business strategy, the Company plans to continue to make acquisitions of complementary companies, products and technologies. In order to implement these strategies and to fund its operations and repay its indebtedness, the Company will need to raise substantial amounts of capital over the next year. Please see discussion below under "Liquidity and Capital Resources."

The Company will focus its effort on customer satisfaction by attracting and retaining a core team of professionals. We plan to increase our staffing levels only as required by our operation. We currently have no plans to significantly increase the number of our employees.

Results of Operations

Results of operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

For the three months ended September 30, 2004, the Company generated $214,585 in equipment sales and $720,386 in Internet service revenue. For the three months ended September 30, 2003, the Company generated $66,883 in equipment sales revenue, and $920,353 in Internet service revenue. The increase in equipment sales is primarily from the acquisitions expanding our customer base. The decrease in internet service revenue reflects some community network service grants that were recognized in the third quarter of 2003. This source of revenue was limited and was approximately $107,004 in the three months ended September 30, 2003 compared to no revenue from community service network grants during the three months ended September 30, 2004. In addition, the Company experienced a small decline in the number of its dialup subscribers. This decline is due to the reduction of sales and advertising expenses the Company has committed to attracting new dialup subscribers over the last six months. The Company intends to increase these expenditures as additional capital is obtained in the future.

The cost of equipment sales for the three months ended September 30, 2004 , which consists of purchasing equipment and accessories, was $137,692. The cost of service sales for the three months ended September 30, 2004, which consists of telephone lines, installation costs, rental costs, and service costs, was $342,134.

The gross profit margin for equipment sales was 36% for the three months ended September 30, 2004 compared to 20% for the three months ended September 30, 2003. The increase in the Company's gross profit margin for equipment sales for that period was due to the mix of sales with an increase of services sales resulting in a higher profit margin than equipment sales. The gross profit margin for Internet sales was 53% for the three months ended September 30, 2004 compared to 62% for the three months ended September 30, 2003. The higher margin in gross profit in 2003 is the result of some large community network service grants in the second and third quarters of 2003. There was very little additional cost incurred by the Company to perform the services under these grants and the corresponding gross margins reflect that. These grants are considered to be isolated opportunities for the Company and the Company has not received any additional grants in 2004.

The Company incurred total operating expenses of $822,463 for the three months ended September 30, 2004 compared to $914,517 for the three months ended September 30, 2003, a total decrease of 10%. The major components of the expenses were as follows:

       General and Administrative Expenses:       Three Months Ended      Three Months Ended      Percentage

                                                  September 30, 2004      September 30 ,2003       Change
                                                  ------------------      ------------------       ------

     Advertising and promotion                           $  1,779            $ 15,639              (89)%
     Legal and professional                                85,219              85,585               (0)%
     Auto and travel                                       44,470              85,877              (48)%
     Commissions and contract labor                        10,839               3,824              183%
     Office expenses and supplies                          15,573              48,369              (68)%
     Rent                                                  25,340              12,400              104%
     Salaries and wages                                   485,147             543,519              (11)%
     Taxes                                                 70,216              41,464               69%
     Utilities                                             34,652              49,148              (29)%

     Depreciation and amortization:                       191,247             141,383               69%

The decrease in the Company's expenses for the three months ended September 30, 2004 is the result of a focused effort to reduce operating costs beginning in June of 2004. Certain expenses related to the number of personnel are lower due to the reduction of employees from 68 at June 30, 2004, to 53 at September 30, 2004. The number of employees at September 30, 2003 was 56, but the Company acquired OPI in February 2004, which added 11 people. Without that addition, the Company would have 42 personnel. Additional expenses affected by these changes include (i) Auto and travel; (ii) Office expenses and supplies; and (iii) Salaries and wages. Advertising and promotion has decreased as the Company has reduced other expenses that are not critical to our operations. Legal and professional expenses are similar for the two periods because there was a great deal of legal work performed in 2004 due to the increased number of stockholders and the litigation with Momentum. The majority of legal fees in 2003 related to the merger with Fremont Corporation. Contract labor was higher in 2004 as the Company replaced some permanent employees with temporary contract labor. Rent is higher in 2004 due to the acquisition of OPI in 2004. The Company believes that while the trend of losses may continue, 2004 expenses reflect investment in future operational capabilities as a company and management believes that revenues will increase without substantial expense increases. The Company has already taken steps to reduce the number of employees and to decrease operating expenses. The lawsuit involving Momentum has prevented the Company from making such changes to this operation even though the results from that operation are included in the financial statements.

Other loss for the nine months ended September 30, 2004 is the loss generated from the sale of Strategic Abstract to its original owner. Other income for both the three month period and nine month period ending September 30, 2003 is the forgiveness of debt and liabilities on Fremont Corporation's books. The forgiveness of these liabilities is part of the agreement to merge the Company with Freemont.

The Company sustained a net loss of $1,580,947 for the three months ended September 30, 2004, as compared to a net loss of $56,474 for the same period in 2003. The major difference in the net losses between these two periods is the increased interest expense in 2004 of $1,009,217, and Other income in 2003 of $432,694. Loss from operations in the three months ended 2004 was $558,565, compared to a loss of $476,003 in the same period in 2003. The net loss per share was ($0.03) for the three months ended September 30, 2004, and net loss per share were $0.00 for the same period in 2003.

Results of operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

      For the nine months ended September 30, 2004 and 2003, equipment sales were $930,221 and $105,344, respectively. Internet service revenue was $2,293,270 and $2,691,477 for the nine months ended September 30, 2004 and 2003, respectively. The increase in equipment sales is primarily from the acquisitions expanding our customer base. The decrease in internet service revenue reflects some large community network service grants that were recognized in the second quarter of 2003. For the nine months ended September 30, 2004 and 2003, revenue from community service network grants was $183,212 and $1,161,252, respectively. Without this revenue source in the 2003 periods, the comparison with 2004 reflects an increase in subscriber revenue and other internet income due primarily from the acquisitions expanding our customer base.

      The cost of equipment sales was $657,433 for the nine months ended September 30, 2004, which consists of purchasing equipment and accessories. The cost of Internet services was $982,312 for the nine months ended September 30, 2004, which consists of telephone lines, installation costs, rental costs, and service costs.

      The gross profit margin for equipment sales was 29% for the nine months ended September 30, 2004 compared to 0% for the nine months ended September 30, 2003. The loss in gross margin for the nine months in 2003 reflects a pricing practice during that period that weighted higher margins on installation services than the equipment itself. This is primarily a reflection of the sales to the Community Networks during that period that had higher gross margins on service and lower gross margins on equipment. The gross profit margin for Internet sales was 57% for the nine months ended September 30, 2004, compared to 62% for the nine months ended September 30, 2003. The higher margin in the nine month gross profit in 2003 is the result of the large community network service grants that were recognized in the second quarter of 2003. There was very little additional cost incurred by the Company to perform the services under these grants and the corresponding gross margins reflect that. These grants are considered to be isolated opportunities for the Company, and the Company has not received any additional grants in 2004.

      The Company incurred operating expenses of $3,146,476 for the nine months ended September 30, 2004, compared to $2,031,650 for the nine months ended September 30, 2003, a total increase of 55%. The major components of the expenses were as follows:

General and Administrative Expenses:                     Nine Months Ended     Nine Months Ended    Percentage

                                                         September 30, 2004   September 30 ,2003      Change
                                                         ------------------   ------------------      ------
Advertising and promotion                                  $     42,352          $   50,325            (16)%
Legal and professional                                          614,175             144,975            324%
Auto and travel                                                 176,243             174,060              1%
Commissions and contract labor                                  108,861              36,255            200%
Office expenses and supplies                                     87,988             145,170            (39)%
Insurance                                                       119,153              62,968             89%
Rent                                                             65,957              48,547             36%
Salaries and wages                                            1,495,703           1,136,194             32%
Taxes                                                           204,476             137,644             49%
Utilities                                                       101,737              87,619             16%

Depreciation and amortization:                                  687,744             265,072            189%

      The increase in the Company's expenses for the nine months ended September 30, 2004, compared to the same period in 2003 was primarily due to (i) an increase in legal and professional fees primarily due to the Company's merger with Fremont and the associated SEC filings, the ongoing costs of operating as a public company, and the litigation with the former owner of Momentum; (ii) an increase in office expenses related to the temporary growth in the number of personnel during the first six months of 2004; (iii) an increase in salaries and wages due to the hiring of additional staff from the Company's acquisition of additional companies, and due to the increase in staff required to manage the public company; (iv) the increase of the depreciation and amortization costs with the acquisition of new companies; and (v) the non-cash interest expense that was incurred from the debenture offering in March through August of 2004. The Company believes that while the trend of losses may continue, 2004 expenses reflect investment in future operational capabilities as a company and management believes that revenues will increase without substantial expense increases. The Company has already taken steps to reduce the number of employees and to decrease operating expenses. The lawsuit involving Momentum has prevented the Company from making such changes to this operation even though the results from that operation are included in the Company's financial statements.

Liquidity and Capital Resources

      At September 30, 2004, we had a working capital deficit of $673,317, due primarily to the current maturities of debt of $974,587. We have historically sustained our operations and funded our capital requirements with the funds received from loans received from various financial institutions, as well as the private placement of equity securities and debentures, as more fully described below. The Company is also applying for low interest loans and grants from various Federal agencies who are promoting the proliferation of broadband services throughout rural America. We believe that the Company qualifies for these loans and grants, but there is no guarantee that we will receive any funds from this effort. The Company will continue to seek other methods of funding its operations, primarily from the sale of its common stock.

      In order to reduce the number of shares outstanding, certain officers and founders of the Company contributed an aggregate of 16,628,790 shares to the Company that were subsequently cancelled on July 7, 2004. These officers were also awarded stock options to purchase up to 16,628,790 shares of the Company's common stock with escalating strike prices beginning at $0.25 per share.

      As of September 30, 2004, we had $200,708 in cash and $130,782 in accounts receivable that could be used in connection with funding our operations. The Company anticipates funding its operations from additional sales of its common stock or issuance of additional debt. If adequate funds are not available, we may be unable to repay the remaining short-term indebtedness or to grow and expand our business, in which case there would be substantial doubt about our ability to continue as a going concern.

      We believe that the impact of inflation on our operations since our inception has not been material.

      In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. The award of these warrants and the subsequent change of the strike price to $0.05 generated a non-cash interest expense of $657,500 that is reported on our financial statements. Under the terms of the debentures, the noteholders had the option to convert the principal balance of the debentures, in whole or in part, into shares of the Company's common stock at a conversion price equal to $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. The Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.05 per share. The change in price of this beneficial conversion feature generated a non-cash interest expense of $986,250 that is reported on the accompanying consolidated financial statements. The Company paid the debt plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share.

      We will need to obtain additional capital in the future. We were successful in raising $3,264,592 in a private placement offering that closed in July through September 2004. The proceeds were used for (i) payment of legal and placement fees of $865,138; (ii) repayment of debentures with interest and penalties of $1,487,000; and (iii) current payables, bank debt and working capital of $912,454. We intend to obtain funding through the use of various types of short-term funding, loans or working capital financing arrangements from banks or financial institutions. It may also be necessary for us to raise additional capital in public or private equity markets. Our ability to raise additional capital in public or private markets will depend primarily upon prevailing market conditions and the demand for our products and services. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. Any additional sale of our common stock will also dilute the percentage of ownership of our existing shareholders. Please see "Note 4." to the financial statements in this filing for a discussion of the Company's debt.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls

      The Company's principal executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report and have concluded that such disclosure controls and procedures are adequate and effective based upon their evaluation as of such date to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the SEC's rules and forms.

      There were no significant changes in internal controls or in other factors that could significantly affect internal controls during the last fiscal quarter, nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective action.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 1, 2003, the Company purchased the assets of Momentum in exchange for the issuance of common stock of the Company, pursuant to an Asset Purchase Agreement. On November 10, 2003, Momentum filed a complaint against the Company in state district court for the State of Texas, seeking rescission of the purchase agreement and restoration of the parties to their earlier positions prior to June 1, 2003, as if no agreement existed. Momentum's complaint alleges that the Company breached its contract as a result of the failure to deliver shares of common stock of the Company as required pursuant to the Asset Purchase Agreement. The court issued an injunction requiring that any revenue generated from the subject assets be placed in escrow and utilized to pay any outstanding invoices in connection with the use of the assets. In addition, the court also ordered mediation, which did not produce a resolution. On January 7, 2004, Momentum filed a Petition in Bankruptcy. The Bankruptcy Petition stayed all matters pending in state district court and all proceedings were transferred to the Bankruptcy court in Austin, Texas. On October 4, 2004, the parties appeared before a Bankruptcy Court appointed mediator, but did not resolve the dispute. There is a new hearing set by the court for December 8, 2004, but it is unclear at this point when this matter will be resolved. All legal issues are currently pending before the Bankruptcy Court. The Company believes that Momentum's lawsuit is without merit and intends to vigorously defend the matter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. The award of these warrants and the subsequent change of the strike price to $0.05 generated a non-cash interest expense of $657,500 that is reported on our financial statements. Under the terms of the debentures, the noteholders had the option to convert the principal balance of the debentures, in whole or in part, into shares of the Company's common stock at a conversion price equal to $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. The Company agreed with the noteholders to extend the maturity date to August 11, 2004, and to reduce the conversion price of the debentures to $0.05 per share. The change in price of this beneficial conversion feature generated a non-cash interest expense of $986,250 that is reported on the accompanying consolidated financial statements. The Company paid the debt plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      The following documents are filed as part of this report:

------------------- --------------------------------------------------------------------------------------------------
EXHIBIT NO.                                                    DESCRIPTION
------------------- --------------------------------------------------------------------------------------------------
------------------- --------------------------------------------------------------------------------------------------
       31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
------------------- --------------------------------------------------------------------------------------------------
       31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
------------------- --------------------------------------------------------------------------------------------------
       32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------- --------------------------------------------------------------------------------------------------
       32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------- --------------------------------------------------------------------------------------------------

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WIRELESS FRONTIER INTERNET, INC.



                               By:   /s/ Alex Gonzalez
                                     ------------------------------------------
                                     Name:  Alex Gonzalez
                                     Title: Chairman and Chief Executive Officer

                               Date:  November 22, 2004