Form 10QSB/A
period 2004-12-15
WIRELESS FRONTIER INTERNET INC
filed 2004-12-28
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1



                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2004


                        WIRELESS FRONTIER INTERNET, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)



===============================================================================
         Delaware                   0-08281                 76-0402866
-------------------------------------------------------------------------------
     (State or other       (Commission File Number)        (IRS Employer
     jurisdiction of                                     Identification No.)
      incorporation)
===============================================================================


                104 West Callaghan, Fort Stockton, Texas          79735
                ----------------------------------------          -----
                (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code:    (432) 336-0336


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,456,481 common shares as of December 22, 2004.

Transitional Small Business Disclosure Format (check one):

                                 Yes     No  X
                                    ---     ---

                                EXPLANATORY NOTE


      This Amendment No. 1 on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004, which was filed with the Securities and Exchange Commission on August 18, 2004 (the "Form 10-QSB"), is being filed solely to amend and restate Item 3, Evaluation of Internal and Disclosure Controls, in its entirety as set forth herein. Other than Item 3, none of the information contained in the Form 10-QSB has been revised or amended.

Item 3.           CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls
----------------------------------------------

      The Company's principal executive and principal financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and have concluded that such disclosure controls and procedures are adequate and effective based upon their evaluation as of such date.

      There were no significant changes in internal controls over financial reporting that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 4.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      The following documents are filed as exhibits to this Amendment No. 1 to Form 10-QSB:

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

                                       WIRELESS FRONTIER INTERNET, INC.



                                        By: /s/Alex Gonzalez
                                            --------------------------------

                                            Name:  Alex Gonzalez
                                            Title: Chairman and Chief Executive
                                                   Officer

                                        Date:  December 27, 2004