Form 10KSB/A
WIRELESS FRONTIER INTERNET INC
filed 2004-12-28
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 2


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


      Registrant's telephone number, including area code: (432) 336-0336
                                                          ---------------

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of last trade on December 22, 2004: $7,310,213 (66,456,481 shares at $0.11 / share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,456,481 common shares as of December 22, 2004.

Transitional Small Business Disclosure Format (check one):

                                 Yes    No  X
                                    ---    ---

                                EXPLANATORY NOTE

      This Amendment No. 2 on Form 10-KSB/A to our Annual Report on
Form 10-KSB for the fiscal year ended December 31, 2003, which was initially filed with the Securities and Exchange Commission (the "Commission") on April 12, 2003, and subsequently amended by an Amendment No. 1 filed with the Commission on May 13, 2004 (as so amended, the "Form 10-KSB/A"), is being filed solely to amend and restate Item 8a, Controls and Procedures, in its entirety as set forth herein. Other than Item 8a, none of the information contained in the Form 10-KSB/A has been revised or amended.

Item 8a.    CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls
----------------------------------------------

      The Company's principal executive and principal financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report and have concluded that such disclosure controls and procedures are adequate and effective based upon their evaluation as of such date.

      There were no significant changes in internal controls over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 13.    EXHIBITS

The following documents are filed as exhibits to this Amendment No. 2 to Form 10-KSB/A.

Exhibit
No.     Description
---     -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                       By:  /s/ Alex Gonzalez
                                            ----------------------------------
                                            Name:  Alex Gonzalez
                                            Title: Chairman and Chief Executive
                                                   Officer (Principal Executive
                                                   Officer)

                                       Date:  December 27, 2004


                                       By:  /s/ Kelly E. Simmons
                                            ----------------------------------
                                            Name:  Kelly E. Simmons
                                            Title: Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)

                                       Date:  December 27, 2004


                                       By:  /s/ William Lawson Allen
                                            ----------------------------------
                                            Name:  William Lawson Allen
                                            Title: Director

                                       Date:  December 27, 2004


                                       By:  /s/ John R. Morrow
                                            ----------------------------------
                                            Name:  John R. Morrow
                                            Title: Director

                                       Date:  December 27, 2004


                                       By:  /s/ Dr. Cecil George M.D.
                                            ----------------------------------
                                            Name:  Dr. Cecil George M.D.
                                            Title: Director

                                       Date:  December 27, 2004