Form 10QSB/A
period 2004-03-31
WIRELESS FRONTIER INTERNET INC
filed 2005-01-07
CIK 38981

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

                        WIRELESS FRONTIER INTERNET, INC.
        (Exact name of small business issuer as specified in its charter)

==================================================================================================================
               Delaware                               0-08281                             76-0402866
------------------------------------------------------------------------------------------------------------------
    (State or other jurisdiction of           (Commission File Number)        (IRS Employer Identification No.)
            incorporation)
==================================================================================================================

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

                                Yes |_|  No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,507,787 common shares as of December 31, 2004.

Transitional Small Business Disclosure Format (check one):

                                Yes |_|  No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   Financial Information
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         As of March 31, 2004 (unaudited) and December 31, 2003................3
         Unaudited Condensed Consolidated Statements of Operations
         For the Three Months ended March 31, 2004 and 2003....................4
         Unaudited Condensed Consolidated Statements of Cash Flows
         For the Three months ended March 31, 2004 and 2003....................5
         Notes to Unaudited Condensed Consolidated Financial Statements........7
Item 2.  Management's Discussion and Analysis of Plan of Operation............13
Item 3.  Controls and Procedures..............................................15
PART II  Other Information
Item 1.  Legal Proceedings....................................................15
Item 3.  Defaults Upon Senior Securities......................................16
Item 6.  Exhibits and Reports on Form 8-K.....................................17
Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003

                        ASSETS                                              2004             2003
                                                                        -----------      -----------
                                                                        (unaudited)
CURRENT ASSETS
     Cash                                                               $   683,326      $   226,324
     Accounts receivable                                                    282,781          252,615
     Inventories                                                            163,604          171,477
     Prepaid expenses and other current assets                                8,400            2,525
                                                                        -----------      -----------
        Total Current Assets                                              1,138,111          652,941

PROPERTY AND EQUIPMENT, net                                               2,586,363        2,378,606

OTHER INTANGIBLE ASSETS, net                                              4,621,730        3,509,244
                                                                        -----------      -----------

TOTAL ASSETS                                                            $ 8,346,204      $ 6,540,791
                                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               2004             2003
                                                                        -----------      -----------
CURRENT LIABILITIES

     Accounts payable and accrued expenses                              $   423,293      $   672,394

     Current portion of debt                                              2,210,814          831,551
                                                                        -----------      -----------
        Total Current Liabilities
                                                                          2,634,107        1,503,945

LONG-TERM DEBT                                                              585,054          616,772
                                                                        -----------      -----------
     Total liabilities                                                    2,120,717
                                                                                           3,219,161

STOCKHOLDERS' EQUITY

     Common stock, $0.001 par value, 100,000,000 shares authorized,          66,403           62,226
     66,402,618 and 62,225,632 shares issued at March 31, 2004
     and December 31, 2003 respectively

     Additional paid-in capital                                           7,778,748        5,837,355
     Accumulated deficit                                                 (2,716,082)      (1,474,747)
                                                                        -----------      -----------
                                                                                           4,424,834
                                                                                           5,129,069
     Less common stock in treasury at cost:
     2004 - 943,308 shares
     2003 - 1,323,308 shares                                                 (2,026)          (4,760)
                                                                        -----------      -----------

     Total stockholders' equity                                           5,127,043        4,420,074
                                                                        -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 8,346,204      $ 6,540,791
                                                                        ===========      ===========

See accompanying notes to condensed consolidated financial statements.

WIRELESS FRONTIER INTERNET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                              March 31,
                                                    ------------------------------
                                                        2004              2003
                                                    ------------      ------------
REVENUES:
                Equipment sales                     $    242,050      $    200,060
                Cost of equipment sales                  157,268           181,952
                                                    ------------      ------------
                  Gross profit equipment sales            84,782            18,108

                Internet service                         764,238           279,096
                Cost of service                          306,809           202,438
                                                    ------------      ------------
                  Gross profit internet service          457,429            76,658

TOTAL GROSS PROFIT                                       542,211            94,766

OTHER OPERATING EXPENSES:
                General and administrative             1,078,522           292,721
                Depreciation and amortization            279,246            42,930
                                                    ------------      ------------

INCOME (LOSS) FROM OPERATIONS                           (815,557)         (240,885)
INTEREST EXPENSE                                         447,945             4,274
                                                    ------------      ------------
LOSS FROM OPERATIONS                                  (1,263,502)         (245,159)
OTHER INCOME (LOSS)                                       22,167            10,116
                                                    ------------      ------------
NET LOSS                                            $ (1,241,335)     $   (235,043)
                                                    ============      ============

BASIC  AND DILUTED NET LOSS PER COMMON SHARE        $      (0.02)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON

                SHARES OUTSTANDING                    65,936,059

See accompanying notes to condensed consolidated financial statements.

WIRELESS FRONTIER INTERNET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months Ended March 31, 2004 and 2003

                                                                                       2004             2003
                                                                                   -----------      -----------
OPERATING ACTIVITIES:
      Net loss                                                                     $(1,241,335)     $  (235,043)
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:

        Depreciation and amortization                                                  279,246           42,930

        Stock issued for services                                                       36,273                0

        Amortization of loan discount related to detachable warrants                   424,194                0
        Changes in operating assets and liabilities:

               Decrease (Increase) in accounts receivable                              (30,166)          38,698

               Decrease (Increase) in inventories                                        7,873           35,380

               (Increase) in prepaid expenses                                           (5,875)               0

               (Decrease) Increase in accounts payable and accrued liabilities        (235,990)         (13,558)
                                                                                   -----------      -----------
                  Net cash used by operating activities                               (765,782)        (131,593)

INVESTING ACTIVITIES:

     Purchases of property and equipment                                              (176,901)        (106,027)

FINANCING ACTIVITIES:

     Net proceeds from issuance of common stock                                              0                0

     Net proceeds from sale of Treasury Stock                                          109,540                0

     Net proceeds from issuance of debentures and notes                              1,347,545          136,740

     Payments on debentures and notes payable                                          (57,400)
                                                                                   -----------      -----------
                  Net cash provided by financing activities
                                                                                     1,399,685          136,740

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   457,002         (100,880)

CASH AND CASH EQUIVALENTS, beginning of period                                         226,324          188,990
                                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                           $   683,326      $    88,110
                                                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements



SUPPLEMENTAL INFORMATION:
               Cash paid for interest                                              $    23,751      $     4,274
               Non-cash activity:
                 Acquisitions:
                 Assets:
                           Accounts receivable                                     $         0      $         0
                           Inventories                                                  95,657                0
                           Property and equipment                                      233,392                0
                           Intangible assets                                           207,782                0
                           Goodwill                                                    966,798                0
                                                                                   -----------      -----------
                                                                                     1,503,629                0
                 Liabilities:
                           Accounts payable and accrued
                           expenses                                                          0                0
                           Debt                                                        350,619                0
                                                                                   -----------      -----------
                 Net assets acquired for stock                                     $ 1,153,010      $         0
                                                                                   ===========      ===========

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

Basic and Diluted Weighted Average Shares Outstanding for the three months ended March 31, 2003 are not included in the financial statements because the Company was not a publicly trading company until September 30, 2003. Consequently, the Basic and Diluted Net Loss Per Common Share is not reported for this period.

Note 2. Intangible Assets

Intangible assets are summarized by major classifications as of March 31, 2004 as follows:

Customer Lists                                   $   865,988
Covenants not to compete                              10,000
                                                 -----------
                                                     875,988
Less: Accumulated amortization                      (257,902)
                                                 -----------
                                                     618,086
Goodwill                                           4,003,644
                                                 -----------
Total                                            $ 4,621,730
                                                 ===========

The Company has no tax deductible Goodwill.

Note 3. Acquisitions

On March 31, 2003, the Company entered into an agreement to purchase all the assets of Strategic Abstract & Title Corporation for $4,000 and 4,166,640 shares of common stock valued at $680,600. The original agreement called for an issuance of 416,664 shares of common stock. The number of shares issued was revalued in January 2004 to 4,166,640 shares. This purchase added three commercial buildings valued at $285,000 and the assets and business of Strategic Abstract & Title Corporation. On June 9, 2004, the Company sold the assets and business for 3,791,210 of the shares issued at the time of the acquisition plus 250,000 5-year stock purchase warrants that are exercisable at $0.25 per share. The value of the shares was $568,862 and the value of the warrants was $36,000. A loss of $23,519 was recorded on the sale.

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
                                                     ==========

Had the operations of OPI been included in the Company's statements of operations for the three months ended March 31, 2004 and 2003, respectively, the pro forma revenues, losses and related per share data would have been as follows:

                                                        2004            2003
                                                    -----------     -----------
Pro forma revenue                                   $ 1,110,925     $   715,009

Pro forma loss                                      $(1,253,708)    $  (279,862)

Pro forma earnings per share, basic and diluted     $     (0.02)    $     (0.00)

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

      Equipment and furniture                                $26,358
      Customer List                                           82,000
      Goodwill                                               185,012
                                                           ---------
               Total                                        $293,370
                                                            ========

Note 4. Debt

On November 14, 2002, the Company entered into a Line of Credit Agreement with a local bank for $170,000 due June 4, 2004. This loan was subsequently renewed and is now due on December 20, 2004. The interest rate is 6.75%. The loan is secured by all accounts and other rights to payments, inventories, equipment, instruments and chattel paper, general intangibles, documents, and deposit accounts owned by the Company. The majority stockholder and officer of the Company also guaranteed the loan. The balance at March 31, 2004 was $170,000.

As part of the Xramp agreement on March 31, 2003, the Company issued a note to pay the owners of Xramp $50,000. The loan was paid in March 2004.

On December 18, 2003, the Company entered into a loan agreement with a bank for $353,279. The interest rate varies at 2 points over the Wall Street Journal Prime Rate. The rate was 6.75% at March 31, 2004. The note was renewed and now matures on March 23, 2005. The note is secured by all vehicles, office equipment, accounts receivable, telephone equipment and all other assets. The balance outstanding was $327,597 at March 31, 2004.

The Company issued a note for $373,252 in connection with the acquisition of Office Products Incorporated, Computer Division. This note was later reduced to $350,619 in August of 2004, in accordance with certain provisions in the Purchase Agreement. It is to be paid in monthly installments of $20,000 principal plus 10% interest until the balance of this note is repaid. The balance outstanding was $373,252 at March 31, 2004.

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay the debentures. The Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.05 per share. The Company paid the debentures plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share. The Company reported non-cash interest expense of $424,194 in the quarter ended March 31, 2004 related to a discount of the debentures for the purchase warrants issued and subsequently repriced.

On May 30, 2002, the Company entered into a loan agreement with a bank for $469,073. The loan calls for 24 monthly payments of $7,000, followed by 47 monthly payments of $8,500 and 1 payment of $16,901. All payments include interest which varies with the Wall Street Journal Prime Rate plus 2 percentage points (6.75% at March 31, 2004). The loan is secured by all equipment, accounts receivable, and inventories whether now owned or hereafter acquired, wherever located. Certain stockholders, an employee and an officer of the Company also guaranteed the loan. The balance due was $372,872 at March 31, 2004.

On January 8, 2003, the Company entered into a loan agreement with a bank for $14,500. The loan calls for 30 monthly payments of $532 including interest at the Wall Street Journal Prime Rate plus 2 percentage points. The initial interest was 6.75%. The loan is secured by the vehicle purchased. Certain stockholders and officers of the Company also guarantee the loan. The balance outstanding was $8,196 at March 31, 2004.

On April 15, 2003, the Company entered into a loan agreement with a bank for $88,340. The loan calls for 60 monthly payments of $1,566 plus interest at the Wall Street Journal Prime Rate plus 2 percentage points. The initial interest was 6.75%. The loan is secured by the installation vehicles purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $76,338 at March 31, 2004.

On April 15, 2003, the Company entered into a loan agreement with a finance company for $28,394. The loan calls for 60 monthly payments of $473. The loan is secured by the vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $23,188 at March 31, 2004.

On April 21, 2003, the Company entered into a loan agreement with a credit union for $35,402. The loan calls for 60 monthly payments of $504 plus interest at 6.75%. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $30,566 at March 31, 2004.

On April 21, 2003, the Company entered into a loan agreement with a finance company for $38,702. The loan calls for 60 monthly payments of $645 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $33,571 at March 31, 2004.

On April 21, 2003, the Company entered into a loan agreement with a finance company for $34,592. The loan calls for 60 monthly payments of $571 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $30,050 at March 31, 2004.

On May 1, 2003, the Company assumed a loan of an employee in exchange for the vehicle secured by the loan. The loan amount assumed was financed by a finance company and was for $32,005, the balance due at May 1, 2003. The loan calls for 40 additional monthly payments of $762. The loan is secured by the installation vehicle purchased. The employee of the Company is still liable for the loan. The balance outstanding was $23,619 at March 31, 2004.

On May 1, 2003, the Company entered into a loan agreement with a finance company for $40,546. The loan calls for 60 monthly payments of $676. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $33,113 at March 31, 2004.

In May 2003, the Company entered into a loan agreement with an individual for $90,000, effective to May 1, 2001 to purchase the Company's headquarters building in Fort Stockton, Texas. Rent paid since May 1, 2001 has been applied to the note and recorded as other income in the first quarter of 2003. The loan calls for 180 monthly payments of $900 including interest at 8.759%. The note is secured by the building. The balance outstanding was $78,297 at March 31, 2004.

In connection with the acquisition of Momentum Online Computer Services, Inc. ("Momentum") on June 1, 2003, the Company assumed the following loans:

      Line of Credit dated November 11, 2002 with a local bank for $75,000 payable on demand and if no demand is made, then on November 22, 2003. The note was renewed in December 2003 when an interest payment was made and the new maturity date is June 19, 2004. The interest rate is 8.5%. The loan is secured by all monies the Company has on deposit with the bank. The note is guaranteed by a stockholder of Momentum. The balance outstanding was $59,422 at March 31, 2004.

      A loan with an individual and stockholder for $59,250 for working capital funds advanced to Momentum since inception. The loan is due on demand with an interest rate of 8% due monthly. The note is unsecured. The balance outstanding was $55,656 at March 31, 2004.

      A loan with a finance company for $25,860 to purchase a vehicle. The loan calls for 48 monthly payments of $658 including interest at 10.2%. The installation vehicle secures the note. A stockholder and employee of the Company also guarantee the note. The balance outstanding was $4,543 at March 31, 2004.

      A loan with a bank for $54,785 to purchase equipment. The loan is due on demand and if no demand is made, in 35 monthly payments of $1,771 including interest at 10.0%. The equipment secures the note along with funds that Momentum has on deposit with the bank. A stockholder and officer of Momentum also guaranteed the note. The balance outstanding was $9,865 at March 31, 2004.

      A loan with a finance company for $13,600 to purchase equipment. The loan calls for 36 monthly payments of $465 including interest at 15.9%. The equipment secures the note. The balance outstanding was $8,566 at March 31, 2004.

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

              Shareholder                    Number of Options to be Granted
              --------------                 -------------------------------

            Alex J. Gonzalez                           13,762,122
          Joe Chris Alexander                            883,334
         Ronald J. Marosko, Jr.                          883,334
            Jaime R. Velasco                            1,100,000

Based on the provisions of APB 25, there was no intrinsic value of the options granted on June 7, 2004, and therefore, no compensation expense was recorded. The fair value of the options was approximately $2,350,000 on June 7, 2004. The fair value of the stock contributed to the Company which gave rise to the issuance of the options was approximately $2,500,000 on July 7, 2004 based on the quoted market price. As a result, there was no compensation expense associated with the granting of the options. Therefore, no disclosure is required of the pro forma information as provided for by SFAS 148. The following assumptions were used for the grant of the options to the employees to compute the fair value of the options using the Black-Scholes option-pricing model: dividend yield of 0%; expected volatility of 183.0%; risk free interest rate of 3.66%; and expected life of 5 years.

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

Note 7. Litigation

On November 10, 2003, Momentum filed a complaint against the Company in state district court for the State of Texas in relation to the asset purchase agreement the Company entered into with Momentum on June 1, 2003. The complaint alleges the Company breached its contract as a result of the failure to deliver shares of common stock of the Company as required pursuant to the asset purchase agreement. The court issued an injunction requiring that any revenue generated from the subject assets be placed in escrow and utilized to pay any outstanding invoices in connection with the use of the assets. The assets acquired, liabilities assumed, revenue generated, and associated expenses are included in these financial statements since the acquisition date. The revenues and expenses generated by Momentum and included in the accompanying statement of operations during the three months ended March 31, 2004 were $355,856 and $347,318, respectively. The assets and liabilities related to Momentum that are included on the balance sheet at March 31, 2004 are in the following table:

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
                                                           ==========

On January 6, 2004, Momentum filed for voluntary bankruptcy in Federal Bankruptcy Court. This action stopped the proceeding in state court until a hearing on the Company's holdings can be heard. On October 4, 2004, the parties appeared before a Bankruptcy Court appointed mediator, but did not resolve the dispute. The court has not set a date to hear this case, so it is unclear at this point when this matter will be resolved. The Company believes that Momentum's lawsuit is without merit and intends to vigorously defend the matter.

Note 8. Going Concern

The Company has a history of losses, negative cash flows and has had some difficulty meeting the terms of some of its debt instruments. As of March 31, 2004, the Company had a working capital deficit of $1,495,996. The Company's continuation as a going concern depends upon its ability to attain profitable operations and to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The steps that the Company is taking to alleviate the deficiency of capital includes a focus on increasing revenues, the reduction of staff, selling of unnecessary equipment such as vehicles, the implementation of new selling practices that are less expensive than traditional media marketing, and the raising of additional debt or equity capital.

Note 9. Restatement of Previously Issued Financial Statements in Form 10-QSB

The accompanying financial statements reflect a restatement of the financial statements previously issued on May 24, 2004 by the Company with the Securities and Exchange Commission on Form 10QSB for the three months ended March 31, 2004. Net loss and basic and diluted net loss per share ("LPS") as previously reported in the appropriate interim periods as reflected below have been restated to account for the non-cash transactions related to (1) common stock issued for legal services (see note 6), and (2) interest expense resulting from the discount of the convertible debentures issued with detachable warrants and their subsequent re-pricing (See Note 4.). The effect of the restatement on net loss and basic and diluted net loss per share in previously issued financial statements for the three months ended March 31, 2004 are as follows:

                                     As Previously Reported      As Restated
                                        Net Loss     LPS      Net Loss     LPS
                                      -----------  -------   ----------  ------

Three months ended March 31, 2004     ($885,868)   ($0.01)  ($1,241,335) ($0.02)

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

Results of Operations

Results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

For the three months ended March 31, 2004, the Company generated $242,050 in equipment sales and $764,238 in Internet service revenue. For the three months ended March 31, 2003, the Company generated $200,060 in equipment sales revenue, and $279,096 in Internet service revenue. The increase in equipment sales and Internet service revenue is primarily from the acquisitions expanding our customer base.

The cost of equipment sales for the three months ended March 31, 2004, which consists of purchasing equipment and accessories, was $157,268. The cost of Internet service sales for the three months ended March 31, 2004, which consists of telephone lines, installation costs, rental costs, and service costs, was $306,809.

The gross profit margin for equipment sales was 35% for the three months ended March 31, 2004 compared to 9% for the three months ended March 31, 2003. The increase in the Company's gross profit margin for equipment sales for that period was due to an increase of installation services related to the equipment sales in 2004. The margins are typically higher when the Company can sell installation services with an equipment sale. The gross profit margin for Internet sales was 60% for the three months ended March 31, 2004 compared to 27% for the three months ended March 31, 2003. The higher margin in gross profit in 2004 reflects greater cost efficiencies as a result of a larger customer base.

The Company incurred total operating expenses of $1,078,522 for the three months ended March 31, 2004 compared to $292,721 for the three months ended March 31, 2003, a total increase of 268%. The major components of the expenses were as follows:

General and Administrative Expenses:     Three Months Ended  Three Months Ended    Percentage
                                           March 31, 2004      March 31, 2003        Change
                                           --------------      --------------        ------
Advertising and promotion                    $     14,657         $   8,037             82%
Legal and professional                            321,571             1,965         16,265%
Auto and travel                                    48,496            20,888            132%
Commissions and contract labor                     48,174            15,870            203%
Office expenses and supplies                       49,587            18,249            172%
Salaries and wages                                474,069           156,303            203%
Taxes                                              50,236            14,789            240%
Utilities                                          32,057            25,545            148%

Depreciation and amortization:                    279,246            42,930            550%

The increase in the Company's expenses for the three months ended March 31, 2004 is the result of (i) an increase in legal and professional fees primarily due to the Company's merger with Fremont, the ongoing costs of operating as a public company, and the litigation with the former owner of Momentum; (ii) an increase in office expenses related to the growth in the number of personnel over the past 12 months; (iii) an increase in salaries and wages due to the hiring of additional staff from the Company's acquisition of additional companies, and due to the increase in staff required to manage the public company; and (iv) the increase of the depreciation and amortization costs with the acquisition of new companies. The Company believes that while the trend of losses may continue, 2004 expenses reflect investment in future operational capabilities as a company and management believes that revenues will increase without substantial expense increases. The lawsuit involving Momentum has also prevented the Company from making such changes to this operation even though the results from that operation are included in the financial statements.

The Company sustained a net loss of $1,241,335 for the three months ended March 31, 2004, as compared to net loss of $235,043 for the same period in 2003. The major differences in the net results between these two periods are the increased employee, operating and legal expenses in 2004 incurred from going public and acquiring new companies, and the interest expense incurred in 2004 of $424,194 from the debenture offering in 2004. Loss from operations in the three months ended 2004 was $1,263,502, compared to a net loss of $245,159 in the same period in 2003.

Liquidity and Capital Resources

      At March 31, 2004, we had a working capital deficit of $1,495,996, due primarily to the current maturities of debt of $2,210,814. We have historically sustained our operations and funded our capital requirements with the funds received from loans received from various financial institutions, as well as the private placement of equity securities and debentures, as more fully described below. The Company is also applying for low interest loans and grants from various Federal agencies who are promoting the proliferation of broadband services throughout rural America. We believe that the Company qualifies for these loans and grants, but there is no guarantee that we will receive any funds from this effort. The Company will continue to seek other methods of funding its operations, primarily from the sale of its common stock.

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

      In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay the debentures. The Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.05 per share. The Company paid the debentures plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share. The Company reported non-cash interest expense of $424,194 in the quarter ended March 31, 2004 related to a discount of the debentures for the purchase warrants issued and subsequently repriced.

      We will need to obtain additional capital in the future. We were successful in raising $3,264,592 in a private placement offering that closed in July through September 2004. The proceeds were used for (i) payment of legal and placement fees of $865,138; (ii) repayment of debentures with interest and penalties of $1,487,000; (iii) current payables and bank debt of approximately $800,000; and (iv) future working capital of approximately $534,000. We intend to obtain funding through the use of various types of short-term funding, loans or working capital financing arrangements from banks or financial institutions. It may also be necessary for us to raise additional capital in public or private equity markets. Our ability to raise additional capital in public or private markets will depend primarily upon prevailing market conditions and the demand for our products and services. No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to the Company. Any additional sale of our common stock will also dilute the percentage of ownership of our existing shareholders. Please see "Note 4." to the financial statements in this filing for a discussion of the Company's debt.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls

      The Company's principal executive and principal financial officers have evaluated the effectiveness of the Company's controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and have concluded that such disclosure controls and procedures are adequate and effective based upon their evaluation as of such date.

      There were no significant changes in internal controls over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay the debentures. The Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.05 per share. The Company paid the debentures plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share. The Company reported non-cash interest expense of $424,194 in the quarter ended March 31, 2004 related to a discount of the debentures for the purchase warrants issued and subsequently repriced.

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

                                        WIRELESS FRONTIER INTERNET, INC.


                                        By: /s/ Alex Gonzalez
                                            ------------------------------------
                                            Name:  Alex Gonzalez
                                            Title: Chairman and
                                                   Chief Executive Officer

                                        Date:  January 7, 2005