Form 10QSB/A
period 2004-06-30
WIRELESS FRONTIER INTERNET INC
filed 2005-01-07
CIK 38981

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

                Quarterly report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2004

                        WIRELESS FRONTIER INTERNET, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

================================================================================
           Delaware                       0-08281               76-0402866
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

                                 Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   Financial Information
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         As of June 30, 2004 (unaudited) and December 31, 2003................3
         Unaudited Condensed Consolidated Statements of Operations
         For the Three Months and Six Months ended June, 2004 and 2003........4
         Unaudited Condensed Consolidated Statements of Cash Flows
         For the Six Months ended June 30, 2004 and 2003......................5
         Notes to Unaudited Condensed Consolidated Financial Statements.......7
Item 2.  Management's Discussion and Analysis of Plan of Operation............13
Item 3.  Controls and Procedures..............................................16
PART II  Other Information
Item 1.  Legal Proceedings....................................................17
Item 3.  Defaults Upon Senior Securities......................................17
Item 6.  Exhibits and Reports on Form 8-K.....................................18
Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003

                        ASSETS                                              2004              2003
                                                                         -----------       -----------
                                                                         (unaudited)
CURRENT ASSETS
     Cash                                                                $    86,602       $   226,324
     Accounts receivable                                                     140,941           252,615
     Inventories                                                             192,256           171,477
     Prepaid expenses and other current assets                               281,040             2,525
                                                                         -----------       -----------
        Total Current Assets                                                 700,839           652,941

PROPERTY AND EQUIPMENT, net                                                2,090,740         2,378,606

OTHER INTANGIBLE ASSETS, net                                               4,489,313         3,509,244
                                                                         -----------       -----------

TOTAL ASSETS                                                             $ 7,280,892       $ 6,540,791
                                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                2004              2003
                                                                         -----------       -----------
CURRENT LIABILITIES

     Accounts payable and accrued expenses                               $ 1,041,604       $   672,394

     Current portion of debt                                               2,286,710           831,551
                                                                         -----------       -----------
        Total Current Liabilities
                                                                           3,328,314         1,503,945

LONG-TERM DEBT                                                               708,465           616,772
                                                                         -----------       -----------
     Total liabilities                                                     2,120,717
                                                                                             4,036,779

STOCKHOLDERS' EQUITY

     Common stock, $0.001 par value, 100,000,000 shares authorized,           61,808            62,226
     61,807,520 and 62,225,632 shares issued at June 30, 2004
     and December 31, 2003 respectively

     Additional paid-in capital                                            7,231,169         5,837,355
     Accumulated deficit                                                  (4,046,838)       (1,474,747)
                                                                         -----------       -----------
                                                                                             4,424,834
                                                                                             3,246,139
     Less common stock in treasury at cost:
     2004 - 943,308 shares
     2003 - 1,323,308 shares                                                  (2,026)           (4,760)
                                                                         -----------       -----------

     Total stockholders' equity                                            3,244,113         4,420,074
                                                                         -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 7,280,892       $ 6,540,791
                                                                         ===========       ===========

See accompanying notes to condensed consolidated financial statements.

WIRELESS FRONTIER INTERNET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                             June 30,
                                                     -------------------------------     -------------------------------
                                                         2004               2003               2004               2003
                                                     ------------       ------------       ------------       ------------
REVENUES:

                Equipment sales                      $    473,586       $     72,794       $    715,636       $     95,216

                Cost of equipment sales                   362,473             72,093            519,741             70,122
                                                     ------------       ------------       ------------       ------------
                  Gross profit equipment sales            111,113                701            195,895             25,093

                Internet service                          786,479          1,304,325          1,572,884          1,771,125
                Cost of service                           333,779            271,004            640,178            656,979
                                                     ------------       ------------       ------------       ------------
                  Gross profit internet service           452,700          1,033,320            932,706          1,114,146

TOTAL GROSS PROFIT                                        563,813          1,034,022          1,128,601          1,139,239

OTHER OPERATING EXPENSES:

                General and administrative              1,213,754            829,825          2,292,684          1,122,881

                Depreciation and amortization             248,580             80,759            527,826            123,689
                                                     ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                            (898,519)           123,438         (1,691,909)          (107,331)

INTEREST EXPENSE                                          408,718             28,124            856,663             32,397

                                                     ------------       ------------       ------------       ------------
LOSS FROM OPERATIONS                                   (1,307,237)        (2,548,572)          (139,728)
                                                                                                                    95,314

OTHER INCOME (LOSS)                                       (23,519)                 0            (23,519)                 0

                                                     ------------       ------------       ------------       ------------
NET LOSS                                             $ (1,330,756)                 $       $ (2,572,091)      $   (139,728)
                                                                                                                    95,314
                                                     ============       ============       ============       ============

BASIC  AND DILUTED NET LOSS PER COMMON SHARE         $      (0.02)                         $      (0.04)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON

                SHARES OUTSTANDING                     59,622,212                            62,779,136

See accompanying notes to condensed consolidated financial statements.

WIRELESS FRONTIER INTERNET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2004 and 2003

                                                                                        2004              2003
                                                                                    -----------       -----------
OPERATING ACTIVITIES:
      Net loss                                                                      $(2,572,091)      $  (139,728)
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:

        Depreciation and amortization                                                   527,826           110,223

        Stock issued for services                                                         2,734                 0

        Amortization of loan discount related to detachable warrants                    657,500                 0

        Loss (Gain) on sale of assets                                                    23,519                 0
        Changes in operating assets and liabilities:

               Decrease (Increase) in accounts receivable                               111,674          (737,215)

               Decrease (Increase) in inventories                                       (20,779)         (111,151)
               (Increase) in prepaid expenses                                          (278,516)         (122,428)

               (Decrease) Increase in accounts payable and accrued liabilities          334,312           260,828
                                                                                    -----------       -----------
                  Net cash used by operating activities                              (1,213,820)         (739,470)

INVESTING ACTIVITIES:
     Purchases of property and equipment                                               (519,581)       (1,408,208)

FINANCING ACTIVITIES:

     Net proceeds from issuance of common stock                                          61,210         1,682,841

     Net proceeds from issuance of debentures and notes                               1,638,252           474,304

     Payments on debentures and notes payable                                          (105,783)          (25,933)
                                                                                    -----------       -----------
                  Net cash provided by financing activities
                                                                                      1,593,679         2,131,212

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (139,722)          (16,466)

CASH AND CASH EQUIVALENTS, beginning of period                                          226,324            88,990
                                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                            $    86,602       $   172,524
                                                                                    ===========       ===========

See accompanying notes to condensed consolidated financial statements

SUPPLEMENTAL INFORMATION:
         Cash paid for interest                                                     $    56,494       $    32,397

         Non-cash activity:
           Acquisitions:
           Assets:
                Accounts receivable                                                 $         0       $   126,651
                Inventories                                                              95,657            26,717
                Property and equipment                                                  233,392           800,283
                Intangible assets                                                       260,853           510,000
                Goodwill                                                                966,798         2,113,826
                                                                                    -----------       -----------
                                                                                      1,556,700         3,577,477
           Liabilities:
                Accounts payable and accrued expenses                                         0           140,983
                Debt                                                                    350,619           172,894
                                                                                    -----------       -----------
           Net assets acquired for stock                                            $ 1,206,081       $ 3,263,600
                                                                                    ===========       ===========

           Sale of assets acquired in prior acquisition:
                  Property and equipment, net                                       $   466,648
                  Intangible assets and Goodwill, net                                    89,552
                                                                                    -----------
           Stock reacquired                                                         $   556,200
                                                                                    ===========

           Other transactions, net                                                  $    23,519
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

Basic and Diluted Weighted Average Shares Outstanding for the three months and six months ended June 30, 2003 are not included in the financial statements because the Company was not a publicly trading company until September 30, 2003. Consequently, the Basic and Diluted Net Loss Per Common Share is not reported for this period.

Note 2. Intangible Assets

Intangible assets are summarized by major classifications as of June 30, 2004 as follows:

      Customer Lists                                     $   929,059
      Covenants not to compete                                10,000
                                                         -----------
                                                             939,059
      Less: Accumulated amortization                        (353,838)
                                                         -----------
                                                             585,221
      Goodwill                                             3,904,092
                                                         -----------
      Total                                              $ 4,489,313
                                                         ===========

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
                                                           ==========

Had the operations of OPI been included in the Company's statements of operations for the six months ended June 30, 2004 and 2003, respectively, the pro forma revenues, losses and related per share data would have been as follows:

                                                          2004           2003
                                                     -----------    -----------
Pro forma revenue                                    $ 2,393,157    $ 2,338,069

Pro forma loss                                       $(2,683,451)   $  (274,186)

Pro forma earnings per share, basic and diluted      $     (0.04)   $     (0.01)

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

Note 4. Debt

On November 14, 2002, the Company entered into a Line of Credit Agreement with a local bank for $170,000 due June 4, 2004. This loan was subsequently renewed and is now due on December 20, 2004. The interest rate is 6.75%. The loan is secured by all accounts and other rights to payments, inventories, equipment, instruments and chattel paper, general intangibles, documents, and deposit accounts owned by the Company. The majority stockholder and officer of the Company also guaranteed the loan. The balance at June 30, 2004 was $170,000.

As part of the Xramp agreement on June 30, 2003, the Company issued a note to pay the owners of Xramp $50,000. The loan was paid in March 2004.

On December 18, 2003, the Company entered into a loan agreement with a bank for $353,279. The interest rate varies at 2 points over the Wall Street Journal Prime Rate. The rate was 6.75% at June 30, 2004. The note was renewed and now matures on March 23, 2005. The note is secured by all vehicles, office equipment, accounts receivable, telephone equipment and all other assets. The balance outstanding was $328,279 at June 30, 2004.

The Company issued a note for $350,619 in connection with the acquisition of Office Products Incorporated, Computer Division. This note is to be paid in monthly installments of $20,000 principal plus 10% interest until the balance of this note is repaid. The balance outstanding was $350,619 at June 30, 2004.

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay the debentures. In July 2004, the Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.05 per share. The Company paid the debentures plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share. The Company also reported non-cash interest expense of $424,194 in the quarter ended March 31, 2004 and $233,306 in the quarter ended June 30, 2004 related to a discount of the debentures for the purchase warrants issued and subsequently repriced.

On May 30, 2002, the Company entered into a loan agreement with a bank for $469,073. The loan calls for 24 monthly payments of $7,000, followed by 47 monthly payments of $8,500 and 1 payment of $16,901. All payments include interest which varies with the Wall Street Journal Prime Rate plus 2 percentage points (6.75% at June 30, 2004). The loan is secured by all equipment, accounts receivable, and inventories whether now owned or hereafter acquired, wherever located. Certain stockholders, an employee and an officer of the Company also guaranteed the loan. The balance due was $362,890 at June 30, 2004.

On January 8, 2003, the Company entered into a loan agreement with a bank for $14,500. The loan calls for 30 monthly payments of $532 including interest at the Wall Street Journal Prime Rate plus 2 percentage points. The initial interest was 6.75%. The loan is secured by the vehicle purchased. Certain stockholders and officers of the Company also guarantee the loan. The balance outstanding was $7,110 at June 30, 2004.

On April 15, 2003, the Company entered into a loan agreement with a bank for $88,340. The loan calls for 60 monthly payments of $1,566 plus interest at the Wall Street Journal Prime Rate plus 2 percentage points. The initial interest was 6.75%. The loan is secured by the installation vehicles purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $73,589 at June 30, 2004.

On April 15, 2003, the Company entered into a loan agreement with a finance company for $28,394. The loan calls for 60 monthly payments of $473. The loan is secured by the vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $22,739 at June 30, 2004.

On April 21, 2003, the Company entered into a loan agreement with a credit union for $35,402. The loan calls for 60 monthly payments of $504 plus interest at 6.75%. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $29,498 at June 30, 2004.

On April 21, 2003, the Company entered into a loan agreement with a finance company for $38,702. The loan calls for 60 monthly payments of $645 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $31,588 at June 30, 2004.

On April 21, 2003, the Company entered into a loan agreement with a finance company for $34,592. The loan calls for 60 monthly payments of $571 plus interest at 6.25%. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $28,261 at June 30, 2004.

On May 1, 2003, the Company assumed a loan of an employee in exchange for the vehicle secured by the loan. The loan amount assumed was financed by a finance company and was for $32,005, the balance due at May 1, 2003. The loan calls for 40 additional monthly payments of $762. The loan is secured by the installation vehicle purchased. The employee of the Company is still liable for the loan. The balance outstanding was $30,522 at June 30, 2004.

On May 1, 2003, the Company entered into a loan agreement with a finance company for $40,546. The loan calls for 60 monthly payments of $676. The loan is secured by the installation vehicle purchased. The majority stockholder and an officer of the Company also guaranteed the loan. The balance outstanding was $32,471 at June 30, 2004.

In May 2003, the Company entered into a loan agreement with an individual for $90,000, effective to May 1, 2001 to purchase the Company's headquarters building in Fort Stockton, Texas. Rent paid since May 1, 2001 has been applied to the note and recorded as other income in the first quarter of 2003. The loan calls for 180 monthly payments of $900 including interest at 8.759%. The note is secured by the building. The balance outstanding was $76,296 at June 30, 2004.

In connection with the acquisition of Momentum Online Computer Services, Inc. ("Momentum") on June 1, 2003, the Company assumed the following loans:

      Line of Credit dated November 11, 2002 with a local bank for $75,000 payable on demand and if no demand is made, then on November 22, 2003. The note was renewed in December 2003 when an interest payment was made and the new maturity date is June 19, 2004. The interest rate is 8.5%. The loan is secured by all monies the Company has on deposit with the bank. The note is guaranteed by a stockholder of Momentum. The balance outstanding was $59,422 at June 30, 2004.

      A loan with an individual and stockholder for $59,250 for working capital funds advanced to Momentum since inception. The loan is due on demand with an interest rate of 8% due monthly. The note is unsecured. The balance outstanding was $54,203 at June 30, 2004.

      A loan with a finance company for $25,860 to purchase a vehicle. The loan calls for 48 monthly payments of $658 including interest at 10.2%. The installation vehicle secures the note. A stockholder and employee of the Company also guarantee the note. The balance outstanding was $2,569 at June 30, 2004.

      A loan with a bank for $54,785 to purchase equipment. The loan is due on demand and if no demand is made, in 35 monthly payments of $1,771 including interest at 10.0%. The equipment secures the note along with funds that Momentum has on deposit with the bank. A stockholder and officer of Momentum also guaranteed the note. The balance outstanding was $4,552 at June 30, 2004.

      A loan with a finance company for $13,600 to purchase equipment. The loan calls for 36 monthly payments of $465 including interest at 15.9%. The equipment secures the note. The balance outstanding was $7,171 at June 30, 2004.

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

Note 7. Litigation

On November 10, 2003, Momentum filed a complaint against the Company in state district court for the State of Texas in relation to the asset purchase agreement the Company entered into with Momentum on June 1, 2003. The complaint alleges the Company breached its contract as a result of the failure to deliver shares of common stock of the Company as required pursuant to the asset purchase agreement. The court issued an injunction requiring that any revenue generated from the subject assets be placed in escrow and utilized to pay any outstanding invoices in connection with the use of the assets. The assets acquired, liabilities assumed, revenue generated, and associated expenses are included in these financial statements since the acquisition date. The revenues and expenses generated by Momentum and included in the accompanying statement of operations during the six months ended June 30, 2004 were $724,106 and $765,456, respectively. The assets and liabilities related to Momentum that are included on the balance sheet at June 30, 2004 are in the following table:

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
                                                                ==========

On January 6, 2004, Momentum filed for voluntary bankruptcy in Federal Bankruptcy Court. This action stopped the proceeding in state court until a hearing on the Company's holdings can be heard. On October 4, 2004, the parties appeared before a Bankruptcy Court appointed mediator, but did not resolve the dispute. The court has not set a date to hear this case,, so it is unclear at this point when this matter will be resolved. The Company believes that Momentum's lawsuit is without merit and intends to vigorously defend the matter.

Note 8. Going Concern

The Company has a history of losses, negative cash flows and has had some difficulty meeting the terms of some of its debt instruments. As of June 30, 2004, the Company had a working capital deficit of $2,627,475. The Company's continuation as a going concern depends upon its ability to attain profitable operations and to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The steps that the Company is taking to alleviate the deficiency of capital includes a focus on increasing revenues, the reduction of staff, selling of unnecessary equipment such as vehicles, the implementation of new selling practices that are less expensive than traditional media marketing, and the raising of additional debt or equity capital.

Note 9.  Restatement of Previously Issued Financial Statements in Form 10-QSB

The accompanying financial statements reflect a restatement of the financial statements previously issued on August 18, 2004 by the Company with the Securities and Exchange Commission on Form 10QSB for the three months and six months ended June 30, 2004. Net loss and basic and diluted net loss per share ("LPS") as previously reported in the appropriate interim periods as reflected below have been restated to account for the non-cash transactions related to (1) common stock issued for legal services (see note 6), (2) the sale of Strategic Abstract & Title Corporation for common stock of the Company (see note 3) and
(3) interest expense resulting from the discount of the convertible debentures issued with detachable warrants and their subsequent re-pricing (Note 4.). The effect of the restatement on net loss and basic and diluted net loss per share in previously issued financial statements for the three months ended March 31, 2004, and for the three months and six months ended June 30, 2004 are as follows:

                                      As Previously Reported            As Restated
                                       Net Loss        LPS         Net Loss         LPS
                                     -------------   --------    -------------    --------
Three months ended March 31, 2004      ($885,868)    ($0.01)     ($1,241,335)     ($0.02)

Three months ended June 30, 2004     ($1,040,101)    ($0.02)     ($1,330,756)     ($0.02)

Six months ended June 30, 2004       ($1,925,969)    ($0.03)     ($2,572,091)     ($0.04)

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

Results of Operations

Results of operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

For the three months ended June 30, 2004, the Company generated $473,586 in equipment sales and $786,479 in Internet service revenue. For the three months ended June 30, 2003, the Company generated $72,794 in equipment sales revenue, and $1,304,325 in Internet service revenue. The increase in equipment sales is primarily from the acquisitions expanding our customer base. The decrease in internet service revenue reflects some community network service grants that were recognized in the second quarter of 2003. This source of revenue was limited and was approximately $799,000 in the three months ended June 30, 2003 compared to no revenue from community service network grants during the three months ended June 30, 2004. Without this revenue source in the 2003 period, the comparison with 2004 reflects an increase in the subscriber revenue and other Internet income due primarily to the acquisitions expanding the Company's customer base.

The cost of equipment sales for the three months ended June 30, 2004, which consists of purchasing equipment and accessories, was $362,473. The cost of service sales for the three months ended June 30, 2004, which consists of telephone lines, installation costs, rental costs, and service costs, was $333,779.

The gross profit margin for equipment sales was 23% for the three months ended June 30, 2004 compared to 1% for the three months ended June 30, 2003. The increase in the Company's gross profit margin for equipment sales for that period was due to the mix of sales with an increase of services sales resulting in a higher profit margin than equipment sales. The gross profit margin for Internet sales was 58% for the three months ended June 30, 2004 compared to 79% for the three months ended June 30, 2003. The higher margin in gross profit in 2003 is the result of some large community network service grants in the second and third quarters of 2003. There was very little additional cost incurred by the Company to perform the services under these grants and the corresponding gross margins reflect that. These grants are considered to be isolated opportunities for the Company and the Company has not received any additional grants in 2004.

The Company incurred total operating expenses of $1,213,754 for the three months ended June 30, 2004 compared to $829,825 for the three months ended June 30, 2003, a total increase of 46%. The major components of the expenses were as follows:

General and Administrative Expenses:            Three Months Ended  Three Months Ended  Percentage
                                                   June 30, 2004     June 30, 2003        Change
                                                   -------------     -------------      ----------
Advertising and promotion                             $ 24,205        $ 32,364            (25)%
Legal and professional                                 307,842          57,425            436%
Auto and travel                                         84,987          73,088             16%
Commissions and contract labor                          38,185          67,761            (44)%
Office expenses and supplies                            48,411          24,071            101%
Salaries and wages                                     653,098         455,885             43%
Utilities                                               34,781          25,545             36%

Depreciation and amortization:                         248,579          80,759            208%

The increase in the Company's expenses for the three months ended June 30, 2004 is the result of (i) an increase in legal and professional fees primarily due to the Company's merger with Fremont, the ongoing costs of operating as a public company, and the litigation with the former owner of Momentum; (ii) an increase in office expenses related to the growth in the number of personnel over the past 12 months; (iii) an increase in salaries and wages due to the hiring of additional staff from the Company's acquisition of additional companies, and due to the increase in staff required to manage the public company; and (iv) the increase of the depreciation and amortization costs with the acquisition of new companies. In addition, the Company's interest expenses for the three months ended June 30, 2004 compared to the same period in 2003 increased due to a non-cash interest expense that was incurred from the debenture offering in March through August 2004. The Company believes that while the trend of losses may continue, 2004 expenses reflect investment in future operational capabilities as a company and management believes that revenues will increase without substantial expense increases. The Company has already taken steps to reduce the number of employees and to decrease operating expenses. The lawsuit involving Momentum has prevented the Company from making such changes to this operation even though the results from that operation are included in the financial statements.

Other loss for the three months and six months ended June 30, 2004 are due to the loss generated from the sale of Strategic Abstract to its original owner.

The Company sustained a net loss of $1,330,756 for the three months ended June 30, 2004, as compared to net income of $95,314 for the same period in 2003. The major difference in the net results between these two periods is (i) the larger amount of revenue from Community Network implementations in 2003, (ii) the increased employee, operating and legal expenses in 2004 incurred from going public and acquiring new companies, and (iii) the interest expense incurred in 2004 of $380,594 from the debenture offering in 2004. Loss from operations in the three months ended 2004 was $1,307,237, compared to net income of $95,314 in the same period in 2003.

Results of operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

      For the six months ended June 30, 2004 and 2003, equipment sales were $715,636 and $95,216, respectively. Internet service revenue was $1,572,884 and $1,771,125 for the six months ended June 30, 2004 and 2003, respectively. The increase in equipment sales is primarily from the acquisitions expanding our customer base. The decrease in internet service revenue reflects some large community network service grants that were recognized in the second quarter of 2003. For the six months ended June 30, 2004 and 2003, revenue from community service network grants was $122,000 and $799,000, respectively. Without this revenue source in the 2003 periods, the comparison with 2004 reflects an increase in subscriber revenue and other internet income due primarily from the acquisitions expanding our customer base.

      The cost of equipment sales was $519,741 for the six months ended June 30, 2004, which consists of purchasing equipment and accessories. The cost of Internet services was $640,178 for the six months ended June 30, 2004, which consists of telephone lines, installation costs, rental costs, and service costs.

      The gross profit margin for equipment sales was 27% for the six months ended June 30, 2004 compared to 26% for the six months ended June 30, 2003. The gross profit margin for Internet sales was 59% for the six months ended June 30, 2004, compared to 63% for the six months ended June 30, 2003. The higher margin in the six month gross profit in 2003 is the result of the large community network service grants that were recognized in the second quarter of 2003. There was very little additional cost incurred by the Company to perform the services under these grants and the corresponding gross margins reflect that. These grants are considered to be isolated opportunities for the Company, and the Company has not received any additional grants in 2004.

      The Company incurred operating expenses of $2,292,684 for the six months ended June 30, 2004, compared to $1,122,881 for the six months ended June 30, 2003, a total increase of 104%. The major components of the expenses were as follows:

General and Administrative Expenses:    Six months Ended  Six months Ended   Percentage
                                         June 30, 2004      June 30 ,2003      Change
                                         -------------      -------------      ------
Advertising and promotion                $     40,573       $   40,401              0%
Legal and professional                        525,148           59,390            784%
Auto and travel                               131,773           93,976             40%
Commissions and contract labor                 64,832           32,431            100%
Office expenses and supplies                   84,372           69,652             21%
Insurance                                      54,709           50,500              8%
Rent                                           40,617           36,147             12%
Salaries and wages                          1,177,403          677,594             74%
Utilities                                      67,085           38,471             74%

Depreciation and amortization:                527,826          123,689            327%

      The increase in the Company's expenses for the six months ended June 30, 2004, compared to the same period in 2003 was primarily due to (i) an increase in legal and professional fees principally due to the Company's merger with Fremont and the associated SEC filings, the ongoing costs of operating as a public company, and the litigation with the former owner of Momentum; (ii) an increase in office expenses related to the temporary growth in the number of personnel during the first six months of 2004; (iii) an increase in salaries and wages due to the hiring of additional staff from the Company's acquisition of additional companies, and due to the increase in staff required to manage the public company; and (iv) the increase of the depreciation and amortization costs with the acquisition of new companies. In addition, the Company's interest expenses for the six months ended June 30, 2004 compared to the same period in 2003 increased due to a non-cash interest expense that was incurred from the debenture offering in March through August 2004.

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

Liquidity and Capital Resources

      At June 30, 2004, we had a working capital deficit of $2,627,475, due primarily to the current maturities of debt of $2,286,710. We have historically sustained our operations and funded our capital requirements with the funds received from loans received from various financial institutions, as well as the private placement of equity securities and debentures, as more fully described below. The Company is also applying for low interest loans and grants from various Federal agencies who are promoting the proliferation of broadband services throughout rural America. We believe that the Company qualifies for these loans and grants, but there is no guarantee that we will receive any funds from this effort. The Company will continue to seek other methods of funding its operations, primarily from the sale of its common stock.

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

      In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. The award of these warrants and the subsequent change of the strike price to $0.05 generated a non-cash interest expense of $657,500 that is in the accompanying consolidated financial statements. Under the terms of the debentures, the noteholders had the option to convert the principal balance of the debentures, in whole or in part, into shares of the Company's common stock at a conversion price equal to $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. In July 2004, the Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.05 per share. The Company paid the debt plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share.

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

Item 3. Defaults Upon Senior Securities

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. The award of these warrants and the subsequent change of the strike price to $0.05 generated a non-cash interest expense of $657,500 that is in the accompanying consolidated financial statements. Under the terms of the debentures, the noteholders had the option to convert the principal balance of the debentures, in whole or in part, into shares of the Company's common stock at a conversion price equal to $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. The Company agreed with the noteholders to extend the maturity date to August 11, 2004, and to reduce the conversion price of the debentures to $0.05 per share. The Company paid the debt plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share.

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