Form 10QSB/A
period 2004-09-30
WIRELESS FRONTIER INTERNET INC
filed 2005-01-07
CIK 38981

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

                                  Yes |_| No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,507,787 common shares as of December 31, 2004.

Transitional Small Business Disclosure Format (check one):

                                  Yes |_| No X

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I   Financial Information
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         As of September 30, 2004 (unaudited) and December 31, 2003............3
         Unaudited Condensed Consolidated Statements of Operations
         For the Three Months and Nine Months ended September 30, 2004 and
         2003..................................................................4
         Unaudited Condensed Consolidated Statements of Cash Flows
         For the Nine Months ended September 30, 2004 and 2003.................5
         Notes to Unaudited Condensed Consolidated Financial Statements........7
Item 2.  Management's Discussion and Analysis of Plan of Operation............13
Item 3.  Controls and Procedures..............................................17
PART II  Other Information
Item 1.  Legal Proceedings....................................................17
Item 3.  Defaults Upon Senior Securities......................................17
Item 6.  Exhibits and Reports on Form 8-K.....................................18
Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
WIRELESS FRONTIER INTERNET, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003

                        ASSETS                                                  2004               2003
                                                                            ------------       ------------
                                                                            (unaudited)
CURRENT ASSETS
     Cash                                                                   $    200,708       $    226,324
     Accounts receivable                                                         130,782            252,615
     Inventories                                                                 195,747            171,477
     Prepaid expenses and other current assets                                   169,966              2,525
                                                                            ------------       ------------
        Total Current Assets                                                     697,203            652,941

PROPERTY AND EQUIPMENT, net                                                    2,014,274          2,378,606

OTHER INTANGIBLE ASSETS, net                                                   4,394,365          3,509,244
                                                                            ------------       ------------

TOTAL ASSETS                                                                $  7,105,842       $  6,540,791
                                                                            ============       ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                2004               2003
                                                                            ------------       ------------
CURRENT LIABILITIES

     Accounts payable and accrued expenses                                  $    395,933       $    672,394

     Current portion of debt                                                     974,587            831,551
                                                                            ------------       ------------
        Total Current Liabilities
                                                                               1,370,520          1,503,945

LONG-TERM DEBT                                                                   554,888            616,772
                                                                            ------------       ------------
     Total liabilities                                                         2,120,717
                                                                                                  1,925,408

STOCKHOLDERS' EQUITY

     Common stock, $0.001 par value, 100,000,000 shares authorized,               66,508             62,226
     66,507,787 and 62,225,632 shares issued at September 30, 2004 and December 31, 2003 respectively
     Additional paid-in capital                                               10,086,237          5,837,355
     Accumulated deficit                                                      (4,970,285)        (1,474,747)
                                                                            ------------       ------------
                                                                                                  4,424,834
                                                                                                  5,182,460
     Less common stock in treasury at cost:
     2004 - 943,308 shares
     2003 - 1,323,308 shares                                                      (2,026)            (4,760)
                                                                            ------------       ------------

     Total stockholders' equity                                                5,180,434          4,420,074
                                                                            ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  7,105,842       $  6,540,791
                                                                            ============       ============

See accompanying notes to condensed consolidated financial statements

WIRELESS FRONTIER INTERNET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                  ----------------------------     -------------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
REVENUES:

                Equipment sales                   $    214,585    $     66,883    $    930,221    $    105,344

                Cost of equipment sales                137,692          53,602         657,433         123,725
                                                  ------------    ------------    ------------    ------------
                  Gross profit equipment sales          76,893          13,281         272,788         (18,381)

                Internet service                       720,386         920,353       2,293,270       2,691,477
                Cost of service                        342,134         353,737         982,312       1,010,715
                                                  ------------    ------------    ------------    ------------
                  Gross profit internet service        378,252         566,616       1,310,958       1,680,762

TOTAL GROSS PROFIT                                     455,145         579,897       1,583,746       1,662,381

OTHER OPERATING EXPENSES:
                General and administrative             822,463         914,517       3,146,476       2,031,650
                Depreciation and amortization          191,247         141,383         687,744         265,072
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                         (558,565)       (476,003)     (2,250,474)       (634,341)

INTEREST EXPENSE                                       364,882          13,165       1,221,545          45,562

                                                  ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                  (923,447)       (489,168)     (3,472,019)       (679,903)

OTHER INCOME (LOSS)                                          ~         432,694         (23,519)        483,656

                                                  ------------    ------------    ------------    ------------
NET LOSS                                          $   (923,447)   $    (56,474)   $ (3,495,538)   $   (196,247)
                                                  ============    ============    ============    ============

BASIC  AND DILUTED NET LOSS PER COMMON SHARE      $      (0.02)   $      (0.00)   $      (0.06)   $      (0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON

                SHARES OUTSTANDING                  59,455,843      45,094,236      61,671,372      42,059,374

See accompanying notes to condensed consolidated financial statements.

WIRELESS FRONTIER INTERNET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2004 and 2003

                                                                                 2004           2003
                                                                             -----------    -----------
OPERATING ACTIVITIES:
      Net loss                                                               $(3,495,538)   $  (196,247)
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:

        Depreciation and amortization                                            687,744        265,072

        Stock issued for services                                                 70,103              0

        Beneficial conversion feature treated as interest                        328,750              0

        Amortization of loan discount related to detachable warrants             657,500              0

        Loss (Gain) on sale of assets                                             23,519         (5,793)
        Changes in operating assets and liabilities:

           Decrease (Increase) in accounts receivable                            121,833       (573,123)

           Decrease (Increase) in inventories                                     71,387       (252,347)
           (Increase) in prepaid expenses                                       (167,442)       (94,471)

           (Decrease) Increase in accounts payable and accrued liabilities      (259,315)       259,984
                                                                             -----------    -----------
              Net cash used by operating activities                           (1,961,459)      (596,925)

INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (303,690)      (908,940)

FINANCING ACTIVITIES:

     Net proceeds from issuance of common stock                                2,399,459      1,251,536

     Net proceeds from sale of treasury stock                                    109,540              0

     Net proceeds from issuance of debentures                                  1,315,000              0

     Payments on debentures and notes payable                                 (1,584,467)       268,480
                                                                             -----------    -----------
              Net cash provided by financing activities
                                                                               2,239,532      1,520,016

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (25,616)        14,151

CASH AND CASH EQUIVALENTS, beginning of period                                   226,324        188,990

CASH ACQUIRED FROM ACQUISITION                                                         0         12,053
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                     $   200,708    $   215,194
                                                                             ===========    ===========

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                  $   248,030    $    31,273

     Non-cash activity:
       Acquisitions:
       Assets:
        Accounts receivable                                                  $         0    $   123,490
        Inventories                                                               95,657         26,717
        Property and equipment                                                   233,392        280,425
        Intangible assets                                                        260,853        545,000
        Goodwill                                                                 966,798      3,173,872
                                                                             -----------    -----------
                                                                               1,556,700      4,149,504
       Liabilities:
        Accounts payable and accrued expenses                                          0        191,983
        Debt                                                                     350,619        493,576
                                                                             -----------    -----------
       Net assets acquired for stock                                         $ 1,206,081    $ 3,463,945
                                                                             ===========    ===========

       Sale of assets acquired in prior acquisition:
          Property and equipment, net                                        $   466,648
          Intangible assets and Goodwill, net                                     89,552
                                                                             -----------
       Stock reacquired                                                      $   556,200
                                                                             ===========

       Other transactions, net                                               $    17,147
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

Note 2. Intangible Assets

Intangible assets are summarized by major classifications as of September 30, 2004 as follows:

Customer Lists                                                      $   929,059
Covenants not to compete                                                 10,000
                                                                    -----------
                                                                        939,059
Less: Accumulated amortization                                         (434,172)
                                                                    -----------
                                                                        504,887
Goodwill                                                              3,889,478
                                                                    -----------
Total                                                               $ 4,394,365
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
                                                                      ==========

Had the operations of OPI been included in the Company's statements of operations for the nine months ended September 30, 2004 and 2003, respectively, the pro forma revenues, losses and related per share data would have been as follows:

                                                         2004           2003
                                                     -----------    -----------
Pro forma revenue                                    $ 3,328,129    $ 3,504,379

Pro forma loss                                       $(3,507,911)   $  (330,705)

Pro forma earnings per share, basic and diluted      $     (0.06)   $     (0.01)

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

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay the debentures. In July of 2004, the Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.05 per share. The Company paid the debentures plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share. The Company also reported non-cash interest expense of $657,500 related to a discount of the debentures for the purchase warrants issued and subsequently repriced, and non-cash interest expense of $328,750 for the beneficial conversion feature resulting from the reduction in the conversion price at the maturity of the debentures.

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

Note 9.  Restatement of Previously Issued Financial Statements in Form 10-QSB

The accompanying financial statements reflect a restatement of the financial statements previously issued on November 22, 2004 by the Company with the Securities and Exchange Commission on Form 10QSB for the three months and nine months ended September 30, 2004. Net loss and basic and diluted net loss per share ("LPS") as previously reported in the appropriate interim periods as reflected below have been restated to account for the non-cash transactions related to (1) common stock issued for legal services (see note 6), (2) the sale of Strategic Abstract & Title Corporation for common stock of the Company (see note 3) and (3) interest expense resulting from the discount of the convertible debentures issued with detachable warrants and their subsequent re-pricing and the beneficial conversion feature resulting from the reduction in the conversion price related to those debentures (see note 4). The effect of the restatement on net loss and basic and diluted net loss per share in previously issued financial statements for the three months ended March 31, 2004, for the three months and six months ended June 30, 2004 and for the three months and nine months ended September 30, 2004 are as follows:

                                        As Previously Reported        As Restated
                                          Net Loss      LPS       Net Loss       LPS
                                        -----------    ------   ------------   --------
Three months ended March 31, 2004       ($  885,868)   ($0.01)  ($1,241,335)   ($0.02)

Three months ended June 30, 2004        ($1,040,101)   ($0.02)  ($1,330,756)   ($0.02)

Three months ended September 30, 2004   ($1,580,947)   ($0.03)  ($  923,447)   ($0.02)

Six months ended June 30, 2004          ($1,925,969)   ($0.03)  ($2,572,091)   ($0.04)

Nine months ended September 30, 2004    ($4,153,038)   ($0.07)  ($3,495,538)   ($0.06)

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

The Company incurred total operating expenses of $822,463 for the three months ended September 30, 2004 compared to $914,517 for the three months ended September 30, 2003, a total decrease of 10%. The major components of the expenses were as follows:

General and Administrative Expenses:     Three Months Ended   Three Months Ended      Percentage
                                         September 30, 2004   September 30, 2003        Change
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

The decrease in the Company's expenses for the three months ended September 30, 2004 is the result of a focused effort to reduce operating costs beginning in June of 2004. Certain expenses related to the number of personnel are lower due to the reduction of employees from 68 at June 30, 2004, to 53 at September 30, 2004. The number of employees at September 30, 2003 was 56, but the Company acquired OPI in February 2004, which added 11 people. Without that addition, the Company would have 42 personnel. Additional expenses affected by these changes include (i) Auto and travel; (ii) Office expenses and supplies; and (iii) Salaries and wages. Advertising and promotion has decreased as the Company has reduced other expenses that are not critical to our operations. Legal and professional expenses are similar for the two periods because there was a great deal of legal work performed in 2004 due to the increased number of stockholders and the litigation with Momentum. The majority of legal fees in 2003 related to the merger with Fremont Corporation. Contract labor was higher in 2004 as the Company replaced some permanent employees with temporary contract labor. Rent is higher in 2004 due to the acquisition of OPI in 2004. In addition, the Company's interest expenses for the three months ended September 30, 2004 compared to the same period in 2003 increased due to a non-cash interest expense that was incurred from the debenture offering in March through August 2004. The Company believes that while the trend of losses may continue, 2004 expenses reflect investment in future operational capabilities as a company and management believes that revenues will increase without substantial expense increases. The Company has already taken steps to reduce the number of employees and to decrease operating expenses. The lawsuit involving Momentum has prevented the Company from making such changes to this operation even though the results from that operation are included in the financial statements.

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

The Company sustained a net loss of $923,447 for the three months ended September 30, 2004, as compared to a net loss of $56,474 for the same period in 2003. The major difference in the net losses between these two periods is the increased interest expense in 2004 of $351,717, and Other income in 2003 of $432,694. Loss from operations in the three months ended 2004 was $558,565, compared to a loss of $476,003 in the same period in 2003. The net loss per share was ($0.02) for the three months ended September 30, 2004, and net loss per share were $0.00 for the same period in 2003.

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

      The gross profit margin for equipment sales was 29% for the nine months ended September 30, 2004 compared to (17)% for the nine months ended September 30, 2003. The loss in gross margin for the nine months in 2003 reflects a pricing practice during that period that weighted higher margins on installation services than the equipment itself. This is primarily a reflection of the sales to the Community Networks during that period that had higher gross margins on service and lower gross margins on equipment. The gross profit margin for Internet sales was 57% for the nine months ended September 30, 2004, compared to 62% for the nine months ended September 30, 2003. The higher margin in the nine month gross profit in 2003 is the result of the large community network service grants that were recognized in the second quarter of 2003. There was very little additional cost incurred by the Company to perform the services under these grants and the corresponding gross margins reflect that. These grants are considered to be isolated opportunities for the Company, and the Company has not received any additional grants in 2004.

      The Company incurred operating expenses of $3,146,476 for the nine months ended September 30, 2004, compared to $2,031,650 for the nine months ended September 30, 2003, a total increase of 55%. The major components of the expenses were as follows:

General and Administrative Expenses:        Nine Months Ended     Nine Months Ended   Percentage
                                            September 30, 2004   September 30, 2003     Change
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

      The increase in the Company's expenses for the nine months ended September 30, 2004, compared to the same period in 2003 was primarily due to (i) an increase in legal and professional fees primarily due to the Company's merger with Fremont and the associated SEC filings, the ongoing costs of operating as a public company, and the litigation with the former owner of Momentum; (ii) an increase in salaries and wages due to the hiring of additional staff from the Company's acquisition of additional companies, and due to the increase in staff required to manage the public company; and (iii) the increase of the depreciation and amortization costs with the acquisition of new companies. In addition, the Company's interest expenses for the nine months ended September 30, 2004 compared to the same period in 2003 increased due to a non-cash interest expense that was incurred from the debenture offering in March through August 2004. The Company believes that while the trend of losses may continue, 2004 expenses reflect investment in future operational capabilities as a company and management believes that revenues will increase without substantial expense increases. The Company has already taken steps to reduce the number of employees and to decrease operating expenses. The lawsuit involving Momentum has prevented the Company from making such changes to this operation even though the results from that operation are included in the Company's financial statements.

Liquidity and Capital Resources

      At September 30, 2004, we had a working capital deficit of $673,317, due primarily to the current maturities of debt of $974,587. We have historically sustained our operations and funded our capital requirements with the funds received from loans received from various financial institutions, as well as the private placement of equity securities and debentures, as more fully described below. The Company is also applying for low interest loans and grants from various Federal agencies who are promoting the proliferation of broadband services throughout rural America. We believe that the Company qualifies for these loans and grants, but there is no guarantee that we will receive any funds from this effort. The Company will continue to seek other methods of funding its operations, primarily from the sale of its common stock or debt securities.

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

      In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. The award of these warrants and the subsequent change of the strike price to $0.05 generated a non-cash interest expense of $657,500 that is in the accompanying consolidated financial statements. Under the terms of the debentures, the noteholders had the option to convert the principal balance of the debentures, in whole or in part, into shares of the Company's common stock at a conversion price equal to $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. In July 2004, the Company agreed with the noteholders to extend the maturity date to August 11, 2004 and to reduce the conversion price of the debentures to $0.05 per share. The change in price of this beneficial conversion feature generated a non-cash interest expense of $328,750 that is reported in the accompanying consolidated financial statements. The Company paid the debentures plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share.

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

      There were no significant changes in internal controls over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

In March 2004, the Company issued convertible debentures to a number of noteholders, in the aggregate principal amount of $1,315,000, at an interest rate of 10%, plus late penalties, and warrants to purchase an aggregate of 6,575,000 shares of the Company's common stock at an exercise price of $0.10 per share. The award of these warrants and the subsequent change of the strike price to $0.05 generated a non-cash interest expense of $657,500 that is reported on our financial statements. Under the terms of the debentures, the noteholders had the option to convert the principal balance of the debentures, in whole or in part, into shares of the Company's common stock at a conversion price equal to $0.10 per share. These debentures matured on April 11, 2004, and the Company was unable to pay off the debentures at maturity. In July of 2004, the Company agreed with the noteholders to extend the maturity date to August 11, 2004, and to reduce the conversion price of the debentures to $0.05 per share. The change in price of this beneficial conversion feature generated a non-cash interest expense of $328,750 that is in the accompanying consolidated financial statements. The Company paid the debentures plus interest of $172,000 with the proceeds of a Private Placement Offering on August 6, 2004. Pursuant to a letter agreement between the Company and the noteholders, the warrants are now exercisable for $0.05 per share.

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